Form 10QSB
period 2004-03-31
NORTHWEST HORIZON CORP
filed 2004-06-15
CIK 1274001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

OR

[  ]              TRANSITION REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 333-111486

Northwest Horizon Corporation

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0407549 (I.R.S. Employer Identification No.)

1453 Johnston Road, #71510,

White Rock,, B.C. Canada V4B 3Z0

__________________________________________

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code       (604) 528-0996

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No

Number of shares outstanding of the registrant’s class of common stock as of May 25, 2004: 3,000,000

Authorized share capital of the registrant: 75,000,000 common shares , par value of $0.001

The Company recorded $nil revenue for the quarter ended March 31, 2004.

FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, “FORWARD-LOOKING STATEMENTS”). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS – INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT ON FORM 10-QSB. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT SUCCESSFULLY EXECUTE ITS BUSINESS PLAN, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL  BE ADEQUATE CAPITAL OR THEY MAY BE UNSUCCESSUFL FOR TECHNICAL, ECONOMIC OR OTHER REASONS.

Page Number

PART I - FINANCIAL INFORMATION

3

ITEM 1.   FINANCIAL STATEMENTS

3

Balance Sheets

3

Statements of Operations

4

Statement of Stockholder’s Equity

5

Statements of Cash Flows

6

Notes to the Financial Statements

7

ITEM 2.  MANAGEMENT’S PLAN OF OPERATION

9

ITEM 3.  CONTROLS AND PROCEDURES

11

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

11

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

11

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

12

ITEM 5.  OTHER INFORMATION

12

ITEM  6.   EXHIBITS AND REPORTS ON FORM 8-K.

12

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTHWEST HORIZON CORPORATION

(A Development Stage Company)

INTERIM BALANCE SHEETS

March 31, 2004 and December 31, 2003

 (Stated in U.S. Dollars)

	March 31,	December 31,
	2004	2003
ASSETS	(Unaudited)
Current
Cash	$ 11,669	$ 15,691
	______________	______________
TOTAL ASSETS	11,669	15,691
	=============	============

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 3,200	$ 3,500
	______________	______________

STOCKHOLDERS’ EQUITY
Capital Stock
Authorized: 75,000,000 Common shares, par value $0.001 per share
Issued and outstanding:
3,000,000 common shares	3,000	3,000
Additional paid-in capital	18,000	18,000
Deficit accumulated during the development stage	(12,531)	(8,809)
	______________	______________
Total Stockholders’ Equity	8,469	12,191
	______________	______________
TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY	$ 11,669	$ 15,691
	=============	============

The accompanying notes are an integral part of these financial statements

NORTHWEST HORIZON CORPORATION

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three-month period ending March 31, 2004 and 2003

 and for the period February 5, 2003 (Date of Incorporation) to March 31, 2004

(Unaudited)

(Stated in U.S. Dollars)

February 5, 2003
(Date of
	Three months ending		Incorporation)
	March 31,		to March 31,
	2004	2003	2004

Expenses
Organizational costs	$ -	$ 1,000	$ 1,000
Professional fees	3,350	-	10,850
Office and administration	372	-	681
	_________________	_________________	________________

Net loss for the period	$ 3,722	$ 1,000	$ 12,531
	==============	===============	==============
Basic And Diluted Loss Per Share	$ 0.00	$ 0.00
	==============	===============
Weighted Average Shares Outstanding	3,000,000	1,000,000
	==============	===============

The accompanying notes are an integral part of these financial statements

NORTHWEST HORIZON CORPORATION

(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

for the period from February 5, 2003 (Date of Incorporation) to March 31, 2004

(Unaudited)

(Stated in U.S. Dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Capital stock issued for cash
– at $0.001	1,000,000	$ 1,000	$ -	$ -	$ 1,000
– at $0.01	2,000,000	2,000	18,000	-	20,000

Net loss for the period	-	-	-	(8,809)	(8,809)
	_____________	_____________	_____________	_____________	_____________
Balance, December 31, 2003	3,000,000	3,000	18,000	(8,809)	12,191

Net loss for the period	-	-	-	(3,722)	(3,722)
	_____________	_____________	_____________	_____________	_____________
Balance, March 31, 2004	3,000,000	$ 3,000	$ 18,000	$ (12,531)	$ 8,469
	============	============	============	============	===========

The accompanying notes are an integral part of these financial statements

NORTHWEST HORIZON CORPORATION

(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2004 and 2003 and

for the period from February 5, 2003 (Date of Incorporation) to March 31, 2004

(Unaudited)

(Stated in U.S. Dollars)

			February 5, 2003
			(Date of
	Three months ending		Incorporation)
	March 31,		to March 31,
	2004	2003	2004

Cash Flows From Operating Activities
Net loss for the period	$ (3,722)	$ (1,000)	$ (12,531)
Adjustments to reconcile net loss to cash used by operating activity
Accounts payable	(300)	-	3,200
	______________	______________	______________
Net cash used in Operating Activities	(4,022)	(1,000)	(9,331)
	______________	______________	______________

Cash flows from Financing Activities
Issuance of common shares	-	1,000	21,000
	______________	______________	______________
Net cash provided by Financing Activities	-	1,000	21,000
	______________	______________	______________
Increase (decrease) in cash during the period	(4,022)	-	11,669

Cash, balance at beginning of period	15,691	-	-
	______________	______________	______________
Cash, balance at end of period	$ 11,669	$ -	$ 11,669
	============	============	============

The accompanying notes are an integral part of these financial statements

NORTHWEST HORIZON CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

MARCH 31, 2004

(Unaudited)

(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements as at March 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these interim financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.

2.

NATURE OF OPERATIONS

a)

Organization

The Company was incorporated in the State of Nevada, U.S.A., on February 5, 2003.

b)

Development Stage Activities

The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.  The Company intends to establish itself as a transportation broker specializing in trucking as the efficient mode of transporting both raw materials and finished products to their destination.

c)

Going Concern

The accompanying interim financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying interim financial statements, the Company has accumulated a deficit of $12,531 since inception and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its specialty educational services. Management has plans to seek additional capital through a public offering of its common stock.  The interim financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3.

SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.  Actual results may vary from these estimates.

NORTHWEST HORIZON CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

MARCH 31, 2004

(Unaudited)

(Stated in U.S. Dollars)

3.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)

Organizational and Start Up Costs

Costs of start up activities, including organizational costs, are expensed as incurred.

b)

Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7.  The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

c)

Income Taxes

The Company has adopted the Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” (SFAS 109).  SFAS 109 requires the use of the asset and liability method of accounting of income taxes.  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

d)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At March 31, 2004, the Company has no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

ITEM 2.   MANAGEMENT’S PLAN OF OPERATION

Northwest Horizon Corporation was incorporated under the laws of the state of Nevada on February 5, 2003. Our Company’s fiscal year end is December 31.

On May 13, 2004 our Form SB-2 registration statement was declared effective, enabling a registered offering of a maximum of 600,000 shares at a price of $0.10 per share. As of the date hereof, we have not accepted any subscriptions under the offering. At present, our common shares are not posted for trading or listed on any exchange.

We currently have no revenue from operations, we are in a start-up phase with our existing assets and we have no significant assets, tangible or intangible. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations.

At the present time, all of our existing cash resources are needed to pay for the expenses associated with our registered offering of 600,000 shares of our common stock.  If we are successful in raising the $60,000 we are seeking, management is of the opinion that no further funds need be required for the operation of our business for the next twelve months. If we raise less than $60,000, we will then need to raise the difference by other means to realize fully on our business plan. At this time, there are no sources of additional funds in place, or readily accessible.

We are in the process of establishing ourselves as transportation broker specializing in the long-haul trucking industry of Western Canada. As a broker, we find freight that needs to be transported. We will then look for a trucking company to pick up that freight and deliver it to the destination point.  Consequently, our customer could be any company requiring transportation services for their products. Our vendors will be long-haul carriers within the trucking industry that require work for their units.

We cannot implement our business plan until we complete our offering. Upon completion, we will develop our web site, purchase required computer hardware and software, or market our services. Although there can be no assurance, we believe it will take from two (2) to three (3) months to successfully place all of the above noted offering.

Initially, the website will provide basic information and facts about the services we are offering.  It will provide us with exposure to the marketplace. The website will have the facility for prospective shippers and carriers to contact us with questions and inquiries. Web server space will be contracted from a local internet service provider (ISP).

During the first stages of the Company’s growth the officers and directors will provide all the labor required to develop the customer base.  When we begin operations, they will do all marketing and promotion; they will accept all incoming calls, find work, and coordinate the available loads with the carriers; they will also complete all billing  at no charge. Since we intend to operate with very limited administrative support, the Officers and Directors will continue to be responsible for these duties for at least the first year of operations.

Our marketing strategy will be to create a large inventory of hauls available and offer them to various carriers with trucks at the applicable location. We should be able to coordinate a back haul so the carrier can work in an efficient and continuous basis, tailoring the work to bring him back to his base of operation in a timely manner.

Our vendors will consist of a network of carriers who will be subcontracted to carry the cargo. Our primary source will be independent lease operators and small trucking firms who do not have the staff to efficiently procure their own work. We also intend to utilize database software to maintain an organized control of all available trips in our inventory and to assign them to carriers. We expect to also use software to control our billing and monitor collection of accounts receivable.

The following chart provides an overview of our anticipated expenditures for the twelve (12) month period, assuming we are successful in completing our offering on a timely basis, and can commence operations within 3-4 months thereafter:

Expenses

Office Equipment and Supplies

Computer Hardware and Software

Legal and Accounting

Office Furniture

Website Development

Website Hosting and Telecom

Marketing and Promotion

Insurance

Miscellaneous Administrative Costs

Total

12,000 11,000 14,000 8,000 6,000 6,000 5,000 1,000 4,000 $ 67,000

Management’s Discussion and Analysis

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; and our SB-2 Registration Statement, Amendment 3, filed on May 11, 2004.

At March 31, 2004, we had working capital of $8,469, compared to working capital of $12,191 at December 31, 2003. At March 31, 2004, our total assets consisted of $11,669, solely of cash. This compares with total assets at December 31, 2003 of $15,691 of cash.

At March 31, 2004, our total current liabilities, all accounts payable, decreased to $3,200 from $3,500 at December 31, 2003.

We have not had revenues from inception. Although there may be insufficient capital to execute our business plan, we expect to survive with funding from sales of securities and, as necessary or from shareholder loans.

Should we be successful in selling 600,000 common shares, we are planning on purchasing $31,000 of capital assets, as noted in the table above. These purchases will be reduced if we are only successful in raising lesser amounts, as described in our SB-2 filed on May 11, 2004. We do not anticipate conducting any research and development directly, or hiring additional employees in the next 12 months.

Results of Operations

Our company posted losses of $3,722 for the three months ended March 31, 2004, compared with the losses of $1,000 for the comparable period in 2003. From inception to March 31, 2004 we incurred losses of $12,531. The principal component of losses for the three month period ended March 31, 2004 was professional fees of $3,350 and office expenses of $372. During the comparable period, we only incurred $1,000 for our initial incorporation.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive office and principal officer, as appropriate to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 13, 2004 our SB-2 Registration Statement became effective, enabling us to offer up to 600,000 shares of common stock of our company at a price of $0.10 per share. We have not yet accepted any subscriptions under the offering, nor have we received any proceeds from the sale of our stock. If we are successful in placing the entire offering, and there is no assurance that we will be successful, our company will then have 3,600,000 shares outstanding, of which 3,000,000 are presently held by our Directors.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM  6.

EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

Exhibit

Number

Description

31.1   CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302

31.2   CERTIFICATION  OF CFO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302

32.1   CERTIFICATION  PURSUANT  TO 18 U.S.C.  ss.1350,  SECTION 906

32.2   CERTIFICATION  PURSUANT  TO 18 U.S.C.  ss. 1350, SECTION 906

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of June, 2004.

NORTHWEST HORIZON CORPORATION

(Registrant)

By: /s/Rick Cox

Rick Cox

President/CEO

By: /s/James Merchant

James Merchant

Chief Financial Officer