Form 10QSB
period 2004-06-30
NORTHWEST HORIZON CORP
filed 2004-08-23
CIK 1274001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

OR

[  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 333-111486

Northwest Horizon Corporation

(Exact name of registrant as specified in its charter)

Nevada	98-0407549
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

1453 Johnston Road, #71510,

White Rock,, B.C. Canada V4B 3Z0

__________________________________________

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code       (604) 528-0996

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No

APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of the registrant’s class of common stock as of August 17, 2004: 3,600,000

NORTHWEST HORIZON CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

(Stated in U.S. Dollars)

PART 1 FINANCIAL INFORMATION

TABLE OF CONTENTS

INTERIM FINANCIAL STATEMENTS

Page Number

Interim Balance Sheets

 1

Interim Statements of Operations

……….

 2

Interim Statement of Stockholder’s Equity

 3

Interim Statements of Cash Flows

 4

Notes to the Financial Statements

 5-7

NORTHWEST HORIZON CORPORATION

(A DEVELOPMENT STAGE COMPANY)

INTERIM BALANCE SHEETS

June 30, 2004 and December 31, 2003

(UNAUDITED)

(Stated in U.S. Dollars)

	June 30, 2004	December 31, 2003
	----------------------	-----------------------
ASSETS
Current
Cash	$4,769	$15,691
	--------------------	---------------------
	4,769	15,691

Capital assets	8,000	0
	--------------------	----------------------
TOTAL ASSETS	$12,769	$15,691
	============	=============

LIABILITIES

Current
Accounts payable and accrued liabilities	$14,500	$3,500
	--------------------	----------------------

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital Stock
Authorized: 75,000,000 shares with a par value of $0.001
Issued and outstanding:
3,000,000 common shares	3,000	3,000
Additional paid-in capital	18,000	18,000
Deficit accumulated during the
development stage	(22,731)	(8,809)
	----------------------	-----------------------
Total Stockholders’ Equity (Deficiency)	(1,731)	12,191
	----------------------	-----------------------
Total Liabilities and Stockholders’ Equity	$12,769	$15,691
	============	=============

The accompanying notes are an integral an integral part of these financial statements

NORTHWEST HORIZON CORPORATION

(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENT OF OPERATIONS

For the three and six month periods ending June 30, 2004 and 2003 and for the period February 5, 2003 (Date of Incorporation) to June 30, 2004

(UNAUDITED)

(Stated in U.S. Dollars)

	Three month period ended June 30		Six month period ended June 30		February 5, 2003 (Date of Incorporation) to June 30, 2004
	2004	2003	2004	2003
	-------------	-----------	--------------	---------------
Operating Expenses
Organizational costs	$-	-	$-	$1,000	$1,000
Professional Fees	2,000	-	5,350	-	12,850
Office and administration	8,200	-	8,572	-	8,881
	---------	-------	-------	-------	----------

Net Loss for the Period	10,200	-	13,922	1,000	22,731
	-------	-------	-------	-------	---------

Basic And Diluted Loss Per Share	$0.00	$0.00	$0.00	$0.00
	=====	=====	=====	=====

Weighted Average Shares Outstanding	3,000,000	1,000,000	3,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

NORTHWEST HORIZON CORPORATION

(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period February 5, 2003 (Date of Incorporation) to June 30, 2004

(UNAUDITED)

(Stated in U.S. Dollars)

	Common Stock			Deficit
				Accumulated
			Additional	During the	Total
	Shares	Amount	Paid-in	Development
			Capital	Stage
	-------------	-------------	--------------	--------------------	--------------
Capital stock issued for cash
- at $0.001	1,000,000	$1,000	$-	$-	$1,000
- at $0.01	2,000,000	2,000	18,000	-	20,000

Net loss for the period	-	-	-	(8,809)	(8,809)
	--------------	---------	----------	------------	-----------

Balance, December 31, 2003	3,000,000	3,000	18,000	(8,809)	12,191

Net loss for the period	-	-	-	(13,922)	(13,922)
	--------------	-------	---------	------------	-----------

Balance, June 30, 2004	3,000,000	$3,000	$18,000	$(22,731)	$(1,731)
	========	=====	======	=======	=====

The accompanying notes are an integral part of these financial statements.

NORTHWEST HORIZON CORPORATION

(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENT OF CASH FLOWS

for the six month periods ending June 30, 2004 and 2003

for the period February 5, 2003 (Date of Incorporation) to June 30, 2004

(UNAUDITED)

(Stated in U.S. Dollars)

	Six month period ended June 30		February 5, 2003 (Date of Incorporation) to

	2004	2003	June 30, 2004
	-------------	-----------	----------------------
Cash Flows From Operating Activities
Net loss for the period	$(13,922)	$(1,000)	$(22,731)
Adjustments to reconcile net loss to cash used by operating activity
Accounts payable and accrued liabilities	11,000	-	14,500
	---------	-------	----------

Net cash used in Operating Activities	(2,922)	(1,000)	(8,231)
	-------	-------	---------

Cash flows from Investing Activities
Purchase of capital assets	(8,000)	-	(8,000)
	-------	-------	---------
Net cash used in Investing Activities	(8,000)	-	(8,000)

Cash flows from Financing Activities	-------	-------	---------
Issuance of common shares	-	1,000	21,000
	-------	-------	---------
Net cash provided by Financing Activities	-	1,000	21,000
	-------	-------	-------

Increase (decrease) in cash during the period	(10,922)	-	4,769

Cash, balance at beginning of period	15,691	-	-
	-------	-------	---------

Cash, balance at end of period	$4,769	$-	$4,769
	=====	=====	=====

The accompanying notes are an integral part of these financial statements.

NORTHWEST HORIZON CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

JUNE 30, 2004

(UNAUDITED)

(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements as at June 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2003 audited financial statements.

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

c)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a deficit of $22,731 since  inception and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its specialty transportation brokerage services. Management has plans to seek additional capital through a public offering of its common stock.  The interim financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

1.

SIGNIFICANT ACCOUNTING POLICIES

The interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.  Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarised below:

NORTHWEST HORIZON CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited – Prepared by Management)

(Stated in U.S. Dollars)

1.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

c)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period.  Actual results could differ from these estimates.

d)

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar.  Transactions in foreign currency are translated into U.S. dollars as follows:

i)

monetary items at the rate prevailing at the balance sheet date;

ii)

non-monetary items at the historical exchange rate;

iii)

 revenue and expense at the average rate in effect during the applicable accounting period.

a)

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income taxes” (SFAS 109).  SFAS 109 requires the use of the asset and liability method of accounting of income taxes.  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in chich those temporary differences are expected to be recovered or settled.

b)

Basic and Diluted Loss per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At June 30, 2004, the Company has no stock equivalents that were anti-dilutive and excluded in the loss  per share computation.

NORTHWEST HORIZON CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited – Prepared by Management)

(Stated in U.S. Dollars)

3.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)

Capital Assets and Amortization

Office equipment is recorded at cost.  The Company will provide for amortization using the declining balance method at the rate of 20% per annum once the assets are in use.

1.

SUBSEQUENT EVENT

Subsequent to June 30, 2004, the Company issued 600,000 common shares at a price of $0.10 per share, for proceeds of $60,000, pursuant to a public offering.

ITEM 2.   MANAGEMENT’S PLAN OF OPERATION

Northwest Horizon Corporation  (the “Company”) was incorporated under the laws of the State of Nevada on February 5, 2003. The Company’s fiscal year end is December 31.

On May 14, 2004 our Form SB-2 registration statement was declared effective, enabling a registered offering of a maximum of 600,000 shares at a price of $0.10 per share which was closed on August 10, 2004. At present, our common shares are not posted for trading or listed on any exchange.

We currently have no revenue from operations, we are in a start-up phase with our existing assets and we have no significant assets, tangible or intangible. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations.

We have completed the funding which management determined would allow the Company to commence and fund operations over the next twelve months.  Subject to a successful launch of our business, management is of the opinion that no further funds need be required for the operation of our business for the next twelve months. Should we require further funding for our business, at this time, there are no sources of additional funds in place, or readily accessible.

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

We have commenced development of our web site which we hope to have completed by the end of the third quarter of 2004, we will be purchasing the required computer hardware and software, and commencing the marketing of our services with the funds from the offering.

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

We will not be performing any research and development during the next twelve (12) months.  We do not expect to be purchasing any plants or significant equipment during such time, except for some computer equipment.  We do not expect to have any employees during the next twelve months.

The following chart provides an overview of our anticipated expenditures for the twelve (12) month period.

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

LEGAL PROCEEDINGS

None.

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 14, 2004 our Registration Statement on Form SB-2became effective, enabling us to offer up to 600,000 shares of common stock of our company at a price of $0.10 per share. As at June 30, 2004, we had not yet accepted any subscriptions under the offering.  This offering however was completed on August 10, 2004 and all 600,000 of the shares offered were sold for gross proceeds of $60,000.  Up to the ending date of the reporting period of this Form 10-QSB, no expenses had been incurred by the Company in connection with the issuance and distribution of such securities.  A full use of proceeds shall be provided in the Company’s next quarterly report.

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

Description

31.1   CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302

31.2   CERTIFICATION  OF CFO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302

32.1   CERTIFICATION  PURSUANT  TO 18 U.S.C.  ss.1350,  SECTION 906

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of August, 2004.

NORTHWEST HORIZON CORPORATION

By: /s/Rick Cox

Rick Cox

President/CEO

By: /s/James Merchant

James Merchant

Chief Financial Officer