Form 10QSB
period 2004-09-30
NORTHWEST HORIZON CORP
filed 2004-12-14
CIK 1274001

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:

September 30, 2004

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from

to

Commission file number 333-111486

NORTHWEST HORIZON CORPORATION

(Exact name of small business issuer as specified in its charter)

NEVADA	98-0407549
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1453 Johnston Road, #71510

White Rock, British Columbia, Canada, V4B-3Z0

(Address of principal executive offices)

Telephone: (604) 528-0996

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X

No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court

Yes

No __

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:

3,600,000 shares of Class A common stock, $.001 value, as of November 15, 2004.

Transitional Small Business Disclosure Format (check one):

Yes

  No  X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

NORTHWEST HORIZON CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

(Stated in U.S. Dollars)

TABLE OF CONTENTS

Page Number
INTERIM FINANCIAL STATEMENTS

Interim Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-1

Interim Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-2

Interim Statement of Changes in Stockholders’ Equity. . . . . . . . . . . . . . . . . . . .	F-3

Interim Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-4

Notes to the interim financial statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-5 –F- 7

NORTHWEST HORIZON CORPORATION

(A Development Stage Company)

INTERIM BALANCE SHEETS

September 30, 2004 and December 31, 2003

(Unaudited)

(Stated in U.S. Dollars)

		September 30,	December 31,
ASSETS		2004	2003
Current
Cash		$ 9,510	$ 15,691

Capital assets – Note 4		24,970	-

TOTAL ASSETS		$ 34,480	$ 15,691

LIABILITIES
Current
Accounts payable and accrued liabilities		$ 4,973	$ 3,500

STOCKHOLDERS’ EQUITY
Capital Stock
Authorized:
75,000,000	common shares, par value $0.001 per share
Issued and outstanding:
3,600,000	common shares	3,600	3,000
Additional paid-in capital		77,400	18,000
Deficit accumulated during the development stage		(51,493)	(8,809)

Total Stockholders’ Equity		29,507	12,191

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$ 34,480	$ 15,691

Nature and Continuance of Operations – Note 2

NORTHWEST HORIZON CORPORATION

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and nine-month periods ending September 30, 2004 and 2003 and for the period February 5, 2003 (Date of Incorporation) to September 30, 2004

(Unaudited)

(Stated in U.S. Dollars)

					February 5, 2003
					(Date of
					Incorporation)
	Three months ending		Nine months ending		to
	September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004

Expenses
Advertising and promotion	$ 4,999	$ -	$ 4,999	$ -	$ 4,999
Amortization	2,026	-	2,026	-	2,026
Organizational costs	-	-	-	1,000	1,000
Professional fees	14,489	-	19,839	-	27,339
Office and administration	6,348	-	14,920	-	15,229
Transfer agent fees	900	-	900	-	900

Net loss for the period	$ (28,762)	$ -	$ (42,684)	$ (1,000)	$ (51,493)

Basic And Diluted Loss Per Share	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average shares outstanding	3,313,043	1,000,000	3,105,495	1,000,000

The accompanying notes are an integral part of these financial statements

NORTHWEST HORIZON CORPORATION

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

for the period February 5, 2003 (Date of Incorporation) to September 30, 2004

(Unaudited)

(Stated in U.S. Dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Capital stock issued for cash
– at $0.001	1,000,000	$ 1,000	$ -	$ -	$ 1,000
– at $0.01	2,000,000	2,000	18,000	-	20,000

Net loss for the period	-	-	-	(8,809)	(8,809)

Balance, December 31, 2003	3,000,000	3,000	18,000	(8,809)	12,191

Capital stock issued for cash
- at $0.10	600,000	600	59,400	-	60,000

Net loss for the period	-	-	-	(42,684)	(42,684)

Balance, September 30, 2004	3,600,000	$ 3,600	$ 77,400	$ (51,493)	$ 29,507

The accompanying notes are an integral part of these financial statements

NORTHWEST HORIZON CORPORATION

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the nine month periods ending September 30, 2004 and 2003 for the period February 5, 2003 (Date of Incorporation) to September 30, 2004

(Unaudited)

(Stated in U.S. Dollars)

			February 5, 2003
			(Date of
	Nine months ending		Incorporation)
	September 30,		to September 30,
	2004	2003	2004

Cash Flows From Operating Activities
Net loss for the period	$ (42,684)	$ (1,000)	$ (51,493)
Adjustments to reconcile net loss to cash used by operating activity
Amortization	2,026	-	2,026
Accounts payable and accrued liabilities	1,473	-	4,973

Net cash used in Operating Activities	(39,185)	(1,000)	(44,494)

Cash flows from Investing Activities
Purchase of capital assets	(26,996)	-	(26,996)

Net cash used in Investing Activities	(26,996)	-	(26,996)

Cash flows from Financing Activities
Issuance of common shares	600	1,000	3,600
Additional paid-in capital	59,400	-	77,400

Net cash provided by Financing Activities	60,000	1,000	81,000

Increase (decrease) in cash during the period	(6,181)	-	9,510

Cash, balance at beginning of period	15,691	-	-

Cash, balance at end of period	$ 9,510	$ -	$ 9,510

The accompanying notes are an integral part of these financial statements

NORTHWEST HORIZON CORPORATION

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

(Stated in U.S. Dollars)

Note 1

Basis of Presentation

The unaudited interim financial statements as at September 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these interim financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.

Note 2

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

As shown in the accompanying interim financial statements, the Company has accumulated a deficit of $51,493 since inception and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its transportation brokerage services. Management has plans to seek additional capital through a public offering of its common stock.  The interim financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3

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

c)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

d)

Foreign Currency Translation

The Company’s functional and reporting currency is the US dollar. Transactions in foreign currency are translated into US dollars as follows:

i)

monetary items at the rate prevailing at the balance sheet date;

ii)

non-monetary items at the historical exchange rate;

iii)

revenue and expense at the average rate in effect during the applicable accounting period.

Note 3

Significant Accounting Policies – (cont’d)

e)

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

f)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At September 30, 2004, the Company has no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

g)

Capital Assets and Amortization

Computer equipment is recorded at cost.  The Company will provide for amortization using the declining balance method at the rate of 30% per annum once the assets are placed in use.

Note 4

Capital Assets

		Accumulated	Net
	Cost	Amortization	Book Value

Computer equipment	$ 26,996	$ (2,026)	$ 24,970

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATIONS

We anticipate that our present cash reserves are sufficient for us to sustain our business operations for only the next three (3) months. Should we not generate any sales in the next three months we anticipate that we will require additional financing in the amount of $ 30,000 in order to continue operations for the next twelve months.  We intend to raise such funds from the sale of equity securities.  We do not intend to conduct any research or development or hire any employees during the next 12 months.

RESULTS OF OPERATIONS

The Company earned no revenues for the three-month period ended September 30, 2004, and earned no revenues during the same period from the previous year. We are presently in the development stage and we can provide no assurance that we will be successful in earning revenues from operations.

During the three months ended September 30, 2004 and 2003, we incurred operating expenses of  $28,762 and none, respectively. Our operating expenses for the period from inception of February 5, 2003 to September 30, 2004 were $51,493.

Professional fees and administrative expenses have increased during the first three and nine months of 2004, compared to the same periods in 2003.  This is primarily due to the fact that the Company had virtually no activity during the same periods in 2003 and in 2004 the Company has been undertaking only those activities that are necessary to register a public offering of 600,000 shares of the Company’s common stock and to keep the Company in good standing while management seeks to raise the necessary capital. We continue seeking investment opportunities, and we anticipate our general operating expenses will increase during the current fiscal.

We incurred a loss of $28,762 for the period ended September 30, 2004, and a loss of $51,493 for the period from inception of February 5, 2003 to September 30, 2004. Our net losses were attributable entirely to our operating expenses.

We anticipate continuing operating losses in the foreseeable future. We base this expectation in part on the fact that we will incur operating expenses in completing our stated plan of operation before we will have the opportunity to earn revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004 we had cash of $9,510 and a working capital of $4,537, compared to cash of $15,691 and a working capital of $12,191 as of December 31, 2003.

Funds used in operations for the nine month period ended September 30, 2004 was $39,185 compared to funds used in operations of $1,000 for the same period the previous year. The increase of $38,185 for the funds used in operations was due to the losses from operations.

Our current operating cash expenditures are expected to be approximately $3,500 per month.

We anticipate that our present cash reserves are sufficient for us to sustain our business operations for the next three (3) months. Should we not generate any sales in the next three (3) months we anticipate that we will require additional financing in the amount of $30,000 in order to continue operations We anticipate that if we pursue additional any additional financing, the financing would be an equity financing achieved through the sale of our common stock. We do not have any arrangement in place for any debt or equity financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. In the event we are not successful in obtaining such financing when necessary, we may not be able to continue operations.

We do not anticipate any research and development over the next twelve months. We not foresee any purchase or sale of any plant and equipment over the same period. We do anticipate any changes in the number of employees over the next twelve months.

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

Not applicable.

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 14, 2004 our Registration Statement on Form SB-2 became effective, enabling us to offer up to 600,000 shares of common stock of our company at a price of $0.10 per share. This offering was completed on August 10, 2004 and all 600,000 of the shares offered were sold for gross proceeds of $60,000.  Up to the ending date of the reporting period of this Form 10-QSB, no expenses had been incurred by the Company in connection with the issuance and distribution of such securities.

Following is a table detailing the use of net offering proceeds to the ending date of this report, which is September 30, 2004:

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Office Equipment & Supplies	-0-	$12,000.00
Legal and Accounting	-0-	$13,000.00
Office Furniture	-0-	$8,000.00
Computer Hardware & Software	-0-	$11,000.00
Website Development	-0-	$5,999.00
Marketing and Promotion	-0-	$5,000.00

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.

OTHER INFORMATION

Not applicable.

ITEM  6.

EXHIBITS

A)

Exhibits and Index of Exhibits – see Exhibit Index below

B)

Reports on Form 8K - NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of December, 2004.

NORTHWEST HORIZON CORPORATION

By:   /s/ Rick Cox

Name:  Rick Cox

Title:    President/CEO

EXHIBITS:

EXHIBIT NUMBER	EXHIBIT	REFERENCE
3.1	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits filed with the Company’s registration statement on Form SB-2 dated December 23, 2003.
3.2	Bylaws
31.1	Rule 12aq-14(a)/15D-14(a) Certification of Chief Executive Officer and acting Chief Financial Officer
32.1	Certification Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.