Form 10KSB
period 2004-12-31
NORTHWEST HORIZON CORP
filed 2005-04-15
CIK 1274001

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year ended December 31, 2004

                          Northwest Horizon Corporation

                      ------------------------------------

             (Exact name of registrant as specified in its charter)

        NEVADA                      333-111486                 98-0407549
        -------                     ---------                  ----------
       State of                     Commission                 IRS Employer
    incorporation                   File Number           Identification Number

             413 Churchill Avenue N. Ottawa, Ontario, Canada K1Z 5C7
             -------------------------------------------------------
                    (Address of principal executive offices)

                                Tel: 613-724-2484
                              --------------------
                           (Issuer's telephone number)

       Copies of all communications, including all communications sent to the agent for service, should be sent to:

                         Joseph I. Emas, Attorney at Law
                             1224 Washington Avenue
                           Miami Beach, Florida 33139
                             Telephone: 305.531.1174

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      State issuer's revenues for its most recent fiscal year: $0.00.

      State the aggregate market value of the voting stock held by non-affiliates of the registrant on April 14, 2005, computed by reference to the price at which the stock was sold on that date: $0.00

APPLICABLE ONLY TO CORPORATE REGISTRANTS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      25,150,000 shares of Common Stock, $.001 par value, as of April 14, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

The information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Exchange Act") to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to the Items in Part III.

Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

                          NORTHWEST HORIZON CORPORATION
                              Report on Form 10KSB
                   For the Fiscal Year Ended December 31, 2004

                                TABLE OF CONTENTS

                                                                                              PAGE
                                     PART I

Item 1. Description of the Business ........................................................    1
Item 2. Description of the Property ........................................................   11
Item 3. Legal Proceedings ..................................................................   11
Item 4. Submission of Matters to Vote of Security Holders ..................................   12

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters ...........................   13
Item 6. Management's Discussion and Analysis ...............................................   14
Item 7. Financial Statements ...............................................................   18
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   18
Item 8A. Controls and Procedures ...........................................................   18
Item 8B. Other Information .................................................................   18

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons .......................   19
Item 10. Executive Compensation ............................................................   21
Item 11. Security Ownership of Certain Beneficial Owners and Management ....................   23
Item 12. Certain Relationships and Related Transactions ....................................   24

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K ..................................................   26
Item 14. Principal Accountant Fees and Services ............................................   27

Signatures .................................................................................   28

Forward-Looking Statements

      In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the information described herein and in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by us in fiscal year 2005.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

                               SUMMARY INFORMATION

This summary highlights important information about our company and business. Because it is a summary, it may not contain all of the information that is important to you. To understand this offering fully, you should read this entire report on Form 10-KSB and the financial statements and related notes included in this report on Form 10-KSB carefully. Unless the context requires otherwise, "we," "us," "our", " and the "company" and similar terms refer to NORTHWEST HORIZON CORPORATION, and our subsidiaries collectively, while the term "Northwest" refers to NORTHWEST HORIZON CORPORATION in its corporate capacity.

General

Northwest Horizon Corporation was incorporated on February 5, 2003, in the State of Nevada, and is in the early developmental and promotional stages. To date, the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

During its fiscal year ending December 31, 2004, the Company looked for a business opportunity that it planned to pursue. The Company's search had been directed toward enterprises which have a desire to be become a public corporation and which have a business plan designed to allow them to take advantage of opportunities available to public entities. This includes entities which have been recently organized, with no operating history, or a history of losses attributable to under- capitalization or other factors, entities in need of funds to develop a new product or service or to expand into a new market, entities which desire to use their securities to make acquisitions, and entities which have a combination of these characteristics.

In searching for investment opportunities, the Company was not restricted to any particular geographical area or industry. Therefore, subject to economic conditions, limitations on its ability to locate available business opportunities, and other factors, the Company had substantial discretion in selecting an appropriate business opportunity. In connection with any acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the Company's current principal shareholders by the target entity or its controlling shareholders.

On February 28, 2005, we completed our acquisition of Dairy Fresh Technologies Ltd., a Canadian company, pursuant to an Agreement and Plan of Merger, the form of which is attached as Exhibit 2.1 hereto. At the effective time of the merger, Dairy Fresh Technologies Ltd. will be merged with and into our wholly owned subsidiary, 6351492 CANADA INC., a Canadian corporation. 6351492 CANADA INC., a Canadian corporation was created after December 31, 2005 for the purpose of effecting the merger. The merger is not reflected in our financial statements attached hereto as the merger occurred after the year ended December 31, 2004 (See Note 8 in the Financial Statements).

All of the outstanding shares of Dairy Fresh Technologies Ltd. common stock has been converted by virtue of the merger at the Closing Date into shares of 6351492 CANADA INC. common stock (the "Merger Securities"), such shares retaining the right to convert to shares of our common stock. As a consequence of the merger, each Shareholder of Dairy Fresh Technologies Ltd. shall surrender their outstanding shares of Dairy Fresh Technologies Ltd. common stock existing immediately prior to the Closing Date. Until so surrendered, any outstanding certificates or other documentation which, prior to the Closing Date represented outstanding shares of Dairy Fresh Technologies Ltd. common stock, shall be deemed for all corporate purposes to be surrendered. Upon such surrender, shares of Dairy Fresh Technologies Ltd. common stock so surrendered shall no longer be outstanding and shall automatically be canceled and retired and shall cease to exist.

On December 15, 2004, Mr. Rick Cox has resigned as President and CEO of Northwest Horizon Corporation and has also resigned as a member of the Board of Directors of Northwest Horizon Corporation.

Further to the resignation of Mr. Cox, on December 15, 2004, Francis Mailhot remains the sole director and has been nominated as President and CEO of the Company.

On March 30, 2005, Mr. Nicholas Matossian was appointed as a director of the Company and was appointed as Chairman of the Board of Directors of the Company.

On March 30, 2005, Mr. Robert Harrison was appointed as a director of the Company and was appointed as President of the Company.

On March 30, 2005, Mr. Don Paterson was appointed as a director of the Company and Chief Accounting Officer.

On March 30, 2005, Mr. Richard Farrell was appointed as a director of the Company.

On March 30, 2005, Mr. Francis Mailhot resigned as CEO and President of the Company but remains as a director of the Company.

Employees

The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and anticipates hiring either internal employees and/or contracting with independent contractors. The need for employees and their availability will be addressed in connection with the merger with Dairy Fresh Technologies Ltd. No remuneration will be paid to the Company's officers.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently maintains a mailing address at 413 Churchill Avenue N. Ottawa, Ontario, Canada K1Z 5C7. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

The Company currently has no investments in real estate, real estate mortgages, or real estate securities, and does not anticipate making any such investments in the future. However, the policy of the Company with respect to investment in real estate assets could be changed in the future without a vote of security holders.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending material legal proceedings and are not aware of any threatened or contemplated proceeding by any governmental authority against the Company or its subsidiaries. Notwithstanding, from time to time, the Company is subject to legal proceedings and claims in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is not currently a public trading market for the Company's securities. No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

Dividend Policy

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board may deem relevant at that time.

Recent Sales of Unregistered Securities

We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, during the period covered by this annual report. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d);
(3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

For the year ended December 31, 2004, the Company issued 600,000 shares of its common stock as follows:

On August 13, 2004, the Company issued 600,000 restricted shares of common stock, valued at $0.10 per share, for cash consideration of $60,000.

For the year ended December 31, 2003, the Company issued 3,600,000 million shares of its common stock as follows:

On February 5, 2003, the Company issued 1,000,000 restricted shares of common stock, valued at $0.001 per share, for cash consideration of $1,000.

On September 30, 2003, the Company issued 2,000,000 restricted shares of common stock, valued at $0.01 per share, for cash consideration of $2,000.

 ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, our financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-KSB. This Annual Report, including the following Management's Discussion and Analysis, and other reports filed by the Registrant from time to time with the Securities and Exchange Commission (collectively the "Filings") contain forward-looking statements which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as "seek", "anticipate", "believe", "estimate", "expect", "intend", "plan", "budget", "project", "may be", "may continue", "may likely result", and similar expressions. When reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and are subject to risks, uncertainties, assumptions and other factors relating to our industry and results of operations.

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made in our Filings. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this report to reflect new events or circumstances unless and to the extent required by applicable law.

The Company remains in the development stage. Since inception, it has received cash proceeds of $81,000 from sale of stock. The Company has expended a portion of its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses, and has recorded the full value of the stock issued for services as a general, selling, and administrative expenses. Consequently, the Company's balance sheet for the fiscal year ended December 31, 2004 reflects a current asset value of $1,719, which is in the form of cash, current liabilities of $13,407, and a deficit of $83,879 accumulated during the development stage.

Results of Operations

During the period from February 5, 2003 (inception) through December 31, 2004, the Company has accumulated a deficit of $92,688. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

Plan of Operations and Need for Additional Financing

The Company's plan of operations for most of 2003 and 2004 was to remain dormant in order to avoid incurring legal and accounting fees related to compliance with its reporting obligations. For the fiscal year ending December 31, 2004, the Company's plan of operations was to remain current in compliance with its reporting obligations under the Securities Exchange Act of 1934 and to engage in efforts to locate a suitable merger or acquisition candidate. The Company's focus in the fiscal year ending December 31, 2004 was to aquire additional capital in order to pay the costs associated with making required filings and seeking out suitable merger or acquisition candidates.

As of the date of filing of this report on Form 10KSB for the period ended December 31, 2004, the Company is current in compliance with its reporting obligations under the Securities Exchange Act of 1934.

No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities except as disclosed below.. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering.

On February 28, 2005, we completed our acquisition of Dairy Fresh Technologies Ltd., a Canadian company, pursuant to an Agreement and Plan of Merger, the form of which is attached as Exhibit 2.1 hereto. At the effective time of the merger, Dairy Fresh Technologies Ltd. will be merged with and into our wholly owned subsidiary, 6351492 CANADA INC., a Canadian corporation.

All of the outstanding shares of Dairy Fresh Technologies Ltd. common stock shall be converted by virtue of the merger at the Closing Date into shares of 6351492 CANADA INC. common stock (the "Merger Securities"), such shares retaining the right to convert to shares of our common stock. On or before the Closing Date, each Shareholder of Dairy Fresh Technologies Ltd. shall surrender their outstanding shares of Dairy Fresh Technologies Ltd. common stock existing immediately prior to the Closing Date. Until so surrendered, any outstanding certificates or other documentation which, prior to the Closing Date represented outstanding shares of Dairy Fresh Technologies Ltd. common stock, shall be deemed for all corporate purposes to be surrendered. Upon such surrender, shares of Dairy Fresh Technologies Ltd. common stock so surrendered shall no longer be outstanding and shall automatically be canceled and retired and shall cease to exist.

Following the merger with Dairy Fresh Technologies Ltd. and the appointment of new management, we will need to reevaluate our need for financing, our business plan and working capital requirements during fiscal 2005.

Going Concern

The report of independent registered public accounting firm on financial statements at and for the year ended December 31, 2004, contain an explanatory paragraph raising substantial doubt of the Company's ability to continue as a going concern. Note 2 to the financial statements describe the conditions which raise this doubt and management's plans. As previously noted, during the period from February 5, 2003 (inception) through December 31, 2004, the Company has accumulated a deficit of $92,688. If revenues generated from the merger with Dairy Fresh do not reach levels sufficient to fund working capital requirements during fiscal 2005, the Company will require further financing to continue operations during fiscal 2005 and in any event may require additional capital to fund marketing efforts beyond presently contemplated levels. Failure to secure necessary financing might result in the further reduction and curtailment of operations.

ACCOUNTING POLICIES SUBJECT TO ESTIMATION AND JUDGMENT

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used.

ITEM 7. FINANCIAL STATEMENTS

See "Index to Financial Statements" for a description of the financial statements included in this Form 10-KSB.

Balance sheet at December 31, 2004 and 2003

Statements of operations for the year ended December 31, 2004 and for the period from February 5, 2003(inception) through December 31, 2003

Statements of deficit and comprehensive losses at December 31, 2004 and for the period from February 5, 2003(inception) through December 31, 2003

Statements of cash flows for the year ended December 31, 2004 and for the period from February 5, 2003(inception) through December 31, 2003

Notes to financial statements for the years ended December 31, 2004 and 2003

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In fiscal 2003 and for on the registration statement on Form SB-2, the Company engaged Amisano Hanson, Chartered Accountant, as their independent registered public accounting firm. Subsequently, the Company engaged Raymond Chabot Grant Thornton LLP as the Company's independent registered public accountingfirm.

ITEM 8A. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are adequate to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In the event we find, in our ongoing review of our controls and procedures, that there factors that materially impact the fairness or reliability of underlying financial statements, we will file an amendment to this Form 10-KSB. There were no significant changes in our disclosure controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

While we believe our disclosure controls and procedures are adequate, no system of controls can prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

In connection with the audit of the Company's financial statements for the year ended December 31, 2004, the Company's independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness. These consist of, inadequate staffing leading to the untimely identification and resolution of certain accounting and disclosure matters, inadequate knowledge of accounting principles generally accepted in the United States of America and SEC regulations over financial reporting as well segregation of duties issues. The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. The Company considered these matters in connection with the year-end closing of accounts and preparation of the financial statements and determined that no prior period financial statements were materially affected by such matters. This issue arose from the lack of resources to adequately address these matters in fiscal 2004, due to the Company's development stage status.

To address these deficiencies, the Company intends to obtain adequate resources, through either outsourcing or hiring internally. These issues have been partially addressed by the resources made available to the Company as a result of the transaction that occurred on February 28th, 2005. The Chief Executive Officer and the Chairman of the Board appointed after year-end, have experience leading public companies in both Canada and the United State. Further, the Company has established a Board of Directors and Audit Committee to oversee financial reporting and corporate governance. These directors include individuals with prior public company experience and the Company feels that it is adequately prepared to meet the requirements of a listed entity.

As required by the SEC rules, we have evaluated the effectiveness of the design and operation of the Corporation's internal controls over financial reporting as of the end of the period covered by this Annual Report. This evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Accounting Officer. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the Company's controls and procedures over financial reporting were not effective, for the reasons noted above.

ITEM 8B. OTHER INFORMATION

In fiscal 2003 and for the registration statement on Form SB-2, the Company engaged Amisano Hanson, Chartered Accountant, as their independent registered public accounting firm. Subsequently, the Company engaged Raymond Chabot Grant Thornton LLP as the Company's independent registered public accounting firm. We are required to file a Form 8-K on any change of auditor and provide Amisano Hanson with a copy of the disclosure provided in that Form 8-K and advise Amisano Hanson to provide us with a letter addressed to the Securities and Exchange Commission as to whether it agrees or disagrees with the disclosures made in that Form 8-K herein. Amisano Hanson's response will be filed as Exhibit
16.1 in either the Form 8-K or in Form 8-K/A if received after the filing of the Form 8-K.. There have been no disagreements with Amisano Hanson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events. The Auditors' Report on the financial statements for the Company prepared by Amisano Hanson did not contain any adverse opinion or a disclaimer of opinion.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Except as set forth herein, the information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Exchange Act") to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to this Item 9.

Item 10. Executive Compensation

The information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to this Item 10.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to this Item 11.

Item 12. Certain Relationships and Related Transactions

The information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to this Item 12.

                                     PART IV
ITEM 13. EXHIBITS

(a) The Exhibits listed below are filed as part of this Annual Report.

3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 23, 2003).

3.2 Bylaws (incorporated by reference from Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 23, 2003).

14.1 Code of Ethics.

23.1 Consent of Registered Public Accounting Firm - Raymond Chabot Grant Thornton LLP, Chartered Accountants

23.2 Consent of Amisano Hanson, Chartered Accountants.

31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1  Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.2  Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending December 31, 2004.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

For Year Ended December 31, 2004.

Audit Fees

The aggregate fees billed by Raymond Chabot Grant Thornton LLP for audit of the Company's annual financial statements were $10,000 for the fiscal year ended December 31, 2004.

Audit-Related Fees

Raymond Chabot Grant Thornton LLP did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending December 31, 2004.

Tax Fees

The aggregate fees billed by Raymond Chabot Grant Thornton LLP for tax compliance, advice and planning were $0 for the fiscal year ended December 31, 2004. All Other Fees Raymond Chabot Grant Thornton LLP did not bill the Company for any products and services other than the foregoing during the fiscal years ended December 31, 2004.

For Year Ended December 31, 2003.

Audit Fees

The aggregate fees billed by Amisano Hanson for audit of the Company's annual financial statements were $4,500 for the fiscal year ended December 31, 2003, which included the aggregate fees billed by Amisano Hanson for review of the Company's financial statements included in its quarterly reports on Form 10-QSB.

Audit-Related Fees

Amisano Hanson did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending December 31, 2003.

Tax Fees

The aggregate fees billed by Amisano Hanson for tax compliance, advice and planning were $0 for the fiscal year ended December 31, 2003.

All Other Fees

Amisano Hanson did not bill the Company for any products and services other than the foregoing during the fiscal year ended December 31, 2003.

Item 7.  Financial Statements

                          Index to Financial Statements

                Description                                                                                    Page
                -----------                                                                                    ----

Report of Independent Registered Public Accounting Firm - Raymond Chabot Grant Thornton LLP, Chartered
       Accountants..............................................................................................F-2

Balance sheet as at December 31, 2004 and 2003..................................................................F-3

Statements of operations for the for the year ended December 31, 2004 and for the period from February 5, 2003 (inception) through December 31, 2003...............................F-4

Statements of deficit and comprehensive loss for the year ended December 31, 2004 and for the period from February 5, 2003 (inception) through December 31, 2003...............................F-5

Statements of cash flows for the year ended December 31, 2004 and for the period from February 5, 2003 (inception) through December 31, 2003...............................F-6

Notes to financial statements ..................................................................................F-7

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Northwest Horizon Corporation, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  NORTHWEST HORIZON CORPORATION

                                                         By /s/ Robert Harrison
                                                  -----------------------------
                                                        Chief Executive Officer
                                                           Date: April 15, 2005

                                                             By/s/ Don Paterson
                                                  -----------------------------
                                                       Chief Accounting Officer
                                                           Date: April 15, 2005

In accordance with the Exchange Act , the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated..

                                                      By /s/ Nicholas Matossian
                                                     --------------------------
                                                                       Director
                                                           Date: April 15, 2005

                                                         By /s/ Robert Harrison
                                                     --------------------------
                                                                       Director
                                                           Date: April 15, 2005

                                                            By /s/ Don Paterson
                                                     --------------------------
                                                                       Director
                                                           Date: April 15, 2005

                                                         By /s/ Richard Farrell
                                                     --------------------------
                                                                       Director
                                                           Date: April 15, 2005

                                                         By /s/ Francis Mailhot
                                                     --------------------------
                                                                       Director
                                                           Date: April 15, 2005

                          Northwest Horizon Corporation
                          (A Development Stage Company)

                              Financial Statements
                                December 31, 2004

Report of Independent Registered Public Accounting Firm                      2
Financial Statements
     Balance Sheet                                                           3
     Operations                                                              4
     Deficit                                                                 5
     Comprehensive Loss                                                      5
     Cash Flows                                                              6
     Notes to Financial Statements                                        7 - 10

                                            Raymond Chabot Grant Thornton [LOGO]

Raymond Chabot Grant Thornton LLP
Chartered Accountants

Report of Independent Registered Public Accounting
Firm

To the Shareholders of
Northwest Horizon Corporation

We have audited the balance sheet of Northwest Horizon Corporation (A Development Stage Company) as at December 31, 2004 and the related statements of operations, deficit, comprehensive loss and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 financial statements referred to above present fairly, in all material respects, the financial position of Northwest Horizon Corporation (A development Stage Company) as of December 31, 2004 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that The company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $83,879 during the year ended December 31, 2004, and, as of that date, the Company's current liabilities exceeded its current assets by $11,688. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raymond Chabot Grant Thornton LLP
Chartered Accountants

Ottawa, Canada
April 8, 2005


2505 St-Laurent Blvd.
Ottawa, Ontario  K1H 1E4
Telephone: (613) 236-2211
Fax: (613) 236-6104
www.rcgt.com

Member of Grant Thornton International

Northwest Horizon Corporation
(A Development Stage Company)
Balance Sheet
December 31, 2004 and December 31, 2003
Expressed in U.S. Dollars

================================================================================

                                                             2004        2003
                                                            -------     -------
                                                                  $           $
ASSETS
Current assets
    Cash                                                      1,719      15,691
                                                            =======     =======
LIABILITIES
Current liabilities
    Trade accounts payable and accrued liabilities           13,407       3,500
                                                            -------     -------
STOCKHOLDERS' EQUITY
Capital stock (Note 4)                                        3,600       3,000
Additional paid-in-capital                                   77,400      18,000
Deficit accumulated during the development stage            (92,688)     (8,809)
                                                            -------     -------

                                                            (11,688)     12,191
                                                            -------     -------
                                                              1,719      15,691
                                                            =======     =======

================================================================================

The accompanying notes are an integral part of the financial statements.

Northwest Horizon Corporation
(A Development Stage Company)


Year ended December 31, 2004 and the period from February 5 (Inception) to December 31, 2003

Expressed in U.S. Dollars
================================================================================

                                                                               February 5
                                                                               (Inception)
                                                 Inception to                     to
                                                  December 31                  December 31
                                                    2004           2004           2003
                                                 -----------    -----------    -----------
                                                           $              $              $
Revenues
                                                 -----------    -----------    -----------
Operating expenses
    Organizational costs                               1,000          1,000
    Advertising                                       11,000         11,000
    Office                                            13,507         13,198            309
    Professional fees                                 48,019         40,519          7,500
    Interest and bank charges                            162            162
    Depreciation of property and equipment             2,450          2,450
                                                 -----------    -----------    -----------
                                                      76,138         67,329          8,809
                                                 -----------    -----------    -----------
                                                     (76,138)       (67,329)        (8,809)
Other expenses
    Loss on disposal of property and equipment       (16,550)       (16,550)
                                                 -----------    -----------    -----------
Net loss                                             (92,688)       (83,879)        (8,809)
                                                 ===========    ===========    ===========
Weighted average number of shares outstanding                    12,920,548      6,254,545
                                                                ===========    ===========
Basic and diluted loss per share                                     (0.006)        (0.001)
                                                                ===========    ===========

The accompanying notes are an integral part of the financial statements.

================================================================================

Northwest Horizon Corporation
(A Development Stage Company)
Deficit
Comprehensive Loss
Year ended December 31, 2004 and the period from February 5 (Inception) to December 31, 2003

Expressed in U.S. Dollars

================================================================================

                                                                   February 5
                                                                 (Inception) to
                                                                  December 31
                                                      2004           2003
                                                   -----------    -----------
                                                             $              $
CAPITAL STOCK (NUMBER)
Balance, beginning of year                           3,000,000
Issuance of common stock (Note 4)                      600,000      3,000,000
Stock split (Note 4)                                10,800,000
                                                   -----------    -----------
Balance, end of year                                14,400,000      3,000,000
                                                   ===========    ===========
CAPITAL STOCK
Balance, beginning of year                               3,000
Issuance of common stock (Note 4)                          600          3,000
                                                   -----------    -----------
Balance, end of year                                     3,600          3,000
                                                   ===========    ===========
ADDITIONAL PAID-IN-CAPITAL
Balance, beginning of year                              18,000
Issuance of common stock (Note 4)                       59,400         18,000
                                                   -----------    -----------
Balance, end of year                                    77,400         18,000
                                                   ===========    ===========
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE
Balance, beginning of year                              (8,809)
Net loss                                               (83,879)        (8,809)
                                                   -----------    -----------
Balance, end of year                                   (92,688)        (8,809)
                                                   ===========    ===========

The accompanying notes are an integral part of the financial statements.

Northwest Horizon Corporation
(A Development Stage Company)
Cash Flows

Year ended December 31, 2004 and the period from February 5 (Inception) to December 31, 2003

Expressed in U.S. Dollars
================================================================================

                                                                             February 5
                                                 Inception to               (Inception) to
                                                  December 31                 December 31
                                                    2004          2004          2003
                                                   -------       -------       -------
                                                         $             $             $
OPERATING ACTIVITIES
Net loss                                           (92,688)      (83,879)       (8,809)
Non-cash items
        Depreciation of property and equipment       2,450         2,450
      Loss on disposal of property and equipment    16,550        16,550
      Changes in working capital items (Note 5)     13,407         9,907         3,500
                                                   -------       -------       -------
Cash flows from operating activities               (60,281)      (54,972)       (5,309)
INVESTING ACTIVITIES
Acquisition of property and equipment              (19,000)      (19,000)
FINANCING ACTIVITIES
Issuance of common stock                            81,000        60,000        21,000
                                                   -------       -------       -------
Net increase (decrease) in cash                      1,719       (13,972)       15,691
Cash, beginning of year                             15,691
                                                   -------       -------       -------
Cash, end of year                                    1,719         1,719        15,691
                                                   =======       =======       =======


================================================================================

The accompanying notes are an integral part of the financial statements.

Northwest Horizon Corporation
(A Development Stage Company)
Notes to Financial Statements
December 31, 2004 and December 31, 2003
Expressed in U.S. Dollars

================================================================================

1 - GOVERNING STATUTES AND NATURE OF OPERATIONS

The Company was incorporated in the State of Nevada, United States of America on February 5, 2003.

Development stage activities

The Company is in the development stage. Since its formation, the Company has not yet realized any revenues from its planned operations. The Company originally intended to establish itself as a transportation broker specializing in trucking as the efficient mode of transporting both raw materials and finished products to their destination, however as of December 17, 2004, the Board of Directors passed a resolution indicating that the Company would be unable to raise the necessary funds to proceed with this original plan. As of this date, management indicated that they will be reviewing several business opportunities that can be acquired via a reverse merger transaction or alternative business opportunities with the intent to assure that the Company becomes a viable going concern. This culminated in the transaction described in
Note 8.

2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $83,879 ($8,809 in 2003) and had no revenues. The future of the Company is dependent upon its ability to obtain financing and achieve profitability. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3 - ACCOUNTING POLICIES

Basis of presentation

These financial statements have been prepared in U.S. dollars and in accordance with generally accepted accounting principles in the United States of America.

Accounting estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts recorded in the financial statements and notes to financial statements. These estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future. Actual results may differ from these estimates.

Advertising

The Company expenses the cost of advertising and promotion as incurred. Advertising costs charged to operations were $11,000 in 2004 and $nil in 2003.

Northwest Horizon Corporation
(A Development Stage Company)
Notes to Financial Statements
December 31, 2004 and December 31, 2003
Expressed in U.S. Dollars

================================================================================

3 - ACCOUNTING POLICIES (Continued)

Loss per share

The Company has presented the basic loss per share computed on the basis of the weighted average number of common shares outstanding during the year. The prior year loss per share amount has been restated to give effect to the stock split described in Note 4.

Depreciation

Property and equipment are depreciated over their estimated useful lives according to the diminishing balance method at the following annual rates:

                                                                    Rates
                                                                      ---
Computer equipment                                                    30%
Furniture and fixtures                                                20%

At year end, the Company disposed of the computer equipment and furniture and fixtures acquired during the year.

Income taxes

The Company uses the liability method in providing income taxes on all transactions that have been recognized in the financial statements. That method requires the adjustment of deferred taxes to reflect the tax rates at which future taxable amounts will be settled or realized. The effects of tax rate changes on future deferred tax liabilities and deferred tax benefits, as well as other changes in income tax laws, are recognized in net earnings in the period such changes are enacted. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Comprehensive income

Comprehensive income includes net income and other comprehensive income ("OCI"). OCI refers to changes in net assets from transactions and other events and circumstances other than transactions with shareholders. These changes are recorded directly as a separate component of shareholders' equity (deficiency) and excluded from net income (loss). As there are no other comprehensive income items during the year ended December 31, 2004 or during the period ended December 31, 2003, comprehensive income equals net income for both periods presented.

                                                                               9
Northwest Horizon Corporation
(A Development Stage Company)
Notes to Financial Statements
December 31, 2004 and December 31, 2003
Expressed in U.S. Dollars

================================================================================

4 - CAPITAL STOCK

Authorized

75,000,000 Common shares with a par value of $0.001 per share
                                                                2004      2003
                                                                -----     -----
                                                                   $          $
Issued and fully paid
14,400,000 Common shares with a par value of $0.001 per share   3,600     3,000
                                                                =====     =====

On February 5, 2003, the Company issued 1,000,000 shares of common stock at $0.001 per share for cash consideration of $1,000.

On September 30, 2003, the Company issued 2,000,000 shares of common stock at $0.01 per share for cash consideration of $20,000

On August 13, 2004, the Company issued 600,000 shares of common stock at at $0.10 per share for cash consideration of $60,000.

On December 19, 2004, the Board of Directors passed a resolution to change the share structure of the company through a 1 to 4 stock split.

5 - INFORMATION INCLUDED IN THE STATEMENT OF CASH FLOWS

      The changes in working capital items are detailed as follows:

                                                               2004        2003
                                                               -----       -----
                                                                   $           $
                                                               -----       -----
Trade accounts payable and accrued liabilities                 9,907       3,500
                                                               =====       =====

6 - FINANCIAL INSTRUMENTS

The fair value of the short-term financial assets and liabilities approximates their carrying amount given that they will mature shortly.

7 - INCOME TAXES

The following table summarizes the significant components of the Company's deferred tax asset:

                                                         2004            2003
                                                        -------         -------
                                                              $                $
Deferred tax asset
Non-capital losses carried forward                       13,500           1,321
Valuation allowance                                     (13,500)         (1,321)
                                                        =======         =======

Northwest Horizon Corporation
(A Development Stage Company)
Notes to Financial Statements
December 31, 2004 and December 31, 2003
Expressed in U.S. Dollars

7 - INCOME TAXES (Continued)

The Company has chosen to provide an allowance against all available income tax losses due to the uncertainty of future profits. These losses can be carried forward for a period of 20 years from the year incurred.

8 - SUBSEQUENT EVENT

On February 2, 2005, the Company executed a letter of intent whereby they proposed to exchange shares of Northwest Horizon Corporation for all of the outstanding shares of Dairy Fresh Technologies Ltd., a Canadian corporation. All of the outstanding shares of Dairy Fresh Technologies Ltd. common stock shall be converted by virtue of the merger at the Closing Date into shares of 6351492 Canada Inc. common stock (the "Merger Securities"), such shares retaining the right to convert to shares of the Company's common stock.

On February 18, 2005, Northwest Horizon Corporation subscribed for 100 common shares of 6351492 Canada Inc. for a total subscription price of $10. 6351492 Canada Inc is therefore a wholly-owned subsidiary of the Company as of this date.

On February 28, 2005, the Company completed the acquisition of Dairy Fresh Technologies Ltd., a Canadian corporation. The Company issued 9,250,000 shares in exchange for all of the issued and outstanding shares of Dairy Fresh
Technologies Ltd. and issued 1,500,000 shares to Finkelstein Capital for completion of the financing.

Management of Northwest Horizon Corporation intends to request a name change to Dairy Fresh Farms to better reflect the acquired business and general business model.

9 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, SFAS No. 123R, "Share-Based Payment," a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", was issued. SFAS No. 123R replaces existing requirements of SFAS No. 123 and APB Opinion No. 25 "Accounting for Stock-Based Compensation", and requires public companies to recognize the cost of employee services received in exchange for equity instruments, with limited exceptions. SFAS No. 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. SFAS No. 123R will be effective for interim periods beginning after June 15, 2005. The Company is currently evaluating the effect that SFAS No. 123R will have on its financial position and results of operations, but does not believe that the adoption of SFAS No. 123R will have a material impact on its financial position and results of operations.

Also in December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets--An Amendment of APB Opinion No. 29. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company's adoption of SFAS No. 153 is not expected to have a material impact on its financial position or results of operations.