Form 10KSB/A
period 2004-12-31
NORTHWEST HORIZON CORP
filed 2005-04-19
CIK 1274001

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

      13,150,000 shares of Common Stock, $.001 par value, as of April 14, 2005.

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

On February 28, 2005, we completed our acquisition of Dairy Fresh Technologies Ltd., a Canadian company, pursuant to an Agreement and Plan of Merger, the form of which is attached as Exhibit 2.1 hereto. At the effective time of the merger, Dairy Fresh Technologies Ltd. will be merged with and into our wholly owned subsidiary, 6351492 CANADA INC., a Canadian corporation. 6351492 CANADA INC., a Canadian corporation was created after December 31, 2004 for the purpose of effecting the merger. The merger is not reflected in our financial statements attached hereto as the merger occurred after the year ended December 31, 2004 (See Note 8 in the Financial Statements).

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

For the year ended December 31, 2003, the Company issued 3,000,000 million shares of its common stock as follows:

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

The Company remains in the development stage. Since inception, it has received cash proceeds of $81,000 from sale of stock. The Company has expended a portion of its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses, and has recorded the full value of the stock issued for services as a general, selling, and administrative expenses. Consequently, the Company's balance sheet for the fiscal year ended December 31, 2004 reflects a current asset value of $1,719, which is in the form of cash, current liabilities of $13,407, and a deficit of $92,688 accumulated during the development stage.

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

As of the date of filing of this report on Form 10KSB for the period ended December 31, 2004, the Company is current in compliance with its reporting obligations under the Securities Exchange Act of 1934 except for the Form 8-K required to be filed as disclosed in Item 8B herein.

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

                                                  NORTHWEST HORIZON CORPORATION

                                                         By /s/ Robert Harrison
                                                  -----------------------------
                                                        Chief Executive Officer
                                                           Date: April 19, 2005

                                                             By/s/ Don Paterson
                                                  -----------------------------
                                                       Chief Accounting Officer
                                                           Date: April 19, 2005

In accordance with the Exchange Act , the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated..

                                                      By /s/ Nicholas Matossian
                                                     --------------------------
                                                                       Director
                                                           Date: April 19, 2005

                                                         By /s/ Robert Harrison
                                                     --------------------------
                                                                       Director
                                                           Date: April 19, 2005

                                                            By /s/ Don Paterson
                                                     --------------------------
                                                                       Director
                                                           Date: April 19, 2005

                                                         By /s/ Richard Farrell
                                                     --------------------------
                                                                       Director
                                                           Date: April 19, 2005

                                                         By /s/ Francis Mailhot
                                                     --------------------------
                                                                       Director
                                                           Date: April 19, 2005

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

/s/ Raymond Chabot Grant Thornton LLP
Chartered Accountants

Ottawa, Canada
April 8, 2005


2505 St-Laurent Blvd.
Ottawa, Ontario  K1H 1E4
Telephone: (613) 236-2211
Fax: (613) 236-6104
www.rcgt.com

Member of Grant Thornton International

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders,
Northwest Horizon Corporation

We have audited the accompanying balance sheet of Northwest Horizon Corporation (A Development Stage Company) as of December 31, 2003 and the related statements of operations, stockholders' equity and cash flows for the period February 5, 2003 (Date of Incorporation) to December 31, 2003. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Northwest Horizon Corporation as of December 31, 2003 and the results of its operations and its cash flows for the period from February 5, 2003 (Date of Incorporation) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements, the company is in the development stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada                                               "Amisano Hanson"
February 20, 2004                                         CHARTERED  ACCOUNTANTS

750 WEST PENDER STREET, SUITE 604                       TELEPHONE:  604-689-0188
VANCOUVER CANADA                                        FACSIMILE:  604-689-9773
V6C 2T7                                               E-MAIL:  AMISHAN@TELUS.NET

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