Form 10QSB
period 2005-03-31
NORTHWEST HORIZON CORP
filed 2005-05-23
CIK 1274001

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

                                   -----------

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 333-111486


                          Northwest Horizon Corporation

                 (Name of small business issuer in its charter)


                Nevada                                     98-0407549
-----------------------------------------------   ------------------------------
(State or other jurisdiction of incorporation )  (I.R.S.Employer identification
                                                              No.)


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


         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, $0.001 par value per share
                                (Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of May 23, 2005, there were 14,127,500 shares of the registrant's common stock outstanding.

                          Northwest Horizon Corporation

Part I.  Financial Information                                                                            Page


Item 1.  Condensed Consolidated Financial Statements and Notes to Condensed
            Consolidated Financial Statements

      (a)   Condensed Statements of Operations for the Three Months Ended March
            31, 2005 and 2004 (unaudited)                                                                    3

      (b)   Condensed Consolidated Statements of Cash Flows for the Three Months Ended
            March 31, 2005 and 2004 (unaudited)                                                              4

      (c)   Consolidated Balance Sheets as at March 31, 2005 (unaudited) and
            December 31, 2004 (audited)                                                                      5

      (d)   Notes to Condensed Consolidated Financial Statements (unaudited)                                 6

    Item 2.    Management's  Discussion  and  Analysis  of  Financial  Condition  and Results  of
                  Operations                                                                                11

    Item 3.    Controls and Procedures                                                                      15


Part II.  Other Information

Item 1.  Legal Proceedings                                                                                  16

Item 2.  Changes in Securities                                                                              16

Item 3.  Defaults Upon Senior Securities                                                                    16

Item 4.  Submission of Matters to a Vote of Security  Holders                                               16

Item 5.  Other Information                                                                                  16

Item 6. Exhibits and Reports on Form 8-K                                                                    16

Signatures                                                                                                  18

PART I FINANCIAL INFORMATION

General

      The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the company's annual report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.

                          Northwest Horizon Corporation

                   Condensed Consolidated Financial Statements
                                 March 31, 2005

                  Condensed Consolidated Financial Statements

                           Operations

                           Cash Flows

                           Balance Sheets

                           Notes to Condensed Consolidated Financial Statements

Northwest Horizon Corporation
Condensed Consolidated Operations and Comprehensive Loss
Expressed in U.S. Dollars
================================================================================

                                                                                 (Unaudited)
                                                                          Three months ended March 31
                                                                             2005            2004
                                                                         ----------------------------
Revenues                                                                 $     27,265    $          0
                                                                         ----------------------------
Cost of revenues
    License fees                                                                1,432               0
                                                                         ----------------------------
                                                                                1,432               0
                                                                         ----------------------------
Gross Profit                                                                   25,833               0
                                                                         ----------------------------
Operating expenses
    Advertising                                                               169,169           3,660
    Depreciation of property and equipment                                      1,085               0
    Interest and bank charges                                                     919              43
    Management fees                                                            97,855          70,728
    Membership fees                                                               224             207
    Office                                                                      6,235           1,442
    Professional fees                                                          31,944           5,024
    Finders fee for reverse takeover transaction (Note 7)                     100,000               0
    Rent                                                                        4,166           1,592
    Telecommunications                                                          2,928           2,403
    Travel                                                                     23,239           4,772
                                                                         ----------------------------
                                                                              437,764          89,871
                                                                         ----------------------------
Net loss                                                                     (411,931)        (89,871)
                                                                         ----------------------------

Other comprehensive loss:

 Foreign currency translation adjustment                                       (2,424)        (43,370)
                                                                         ----------------------------

 Comprehensive loss                                                          (414,355)       (133,241)
                                                                         ============================

Net loss per share, basic and diluted                                    ($      0.04)   ($      0.01)
                                                                         ----------------------------

Weighted average common shares outstanding, basic and diluted (Note 7)     10,779,889       9,250,000
                                                                         ============================

================================================================================
The accompanying notes are an integral part of the financial statements.

Northwest Horizon Corporation
Condensed Consolidated Cash Flows
Expressed in U.S. Dollars
================================================================================

                                                                      (Unaudited)
                                                              Three months ended March 31
                                                                 2005            2004
                                                             ----------------------------
OPERATING ACTIVITIES
Net loss                                                     $   (411,931)   $    (89,871)
                                                             ----------------------------
Non-cash items
    Depreciation of property and equipment                          1,085               0
    Finders fee for reverse takeover transaction (Note 7))        100,000               0
    Changes in working capital items (Note 5)                      70,021          59,711
                                                             ----------------------------
Cash flows used in operating activities                          (240,825)        (30,160)
                                                             ----------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                                (10,093)              0
Proceeds on disposal of property and equipment                          0             806
                                                             ----------------------------
Cash flows (used in) provided by investing activities             (10,093)            806
                                                             ----------------------------

FINANCING ACTIVITIES
Net proceeds from capital stock issued (Note 7)                   303,778               0
Advances from a shareholder                                             0          37,905
                                                             ----------------------------
Cash flows provided by financing activities                       303,778          37,905
                                                             ----------------------------
Effect of changes in exchange rates on cash                           257             (58)
                                                             ----------------------------
Net increase in cash                                               53,117           8,493
Cash, beginning of period                                          90,578          11,795
                                                             ----------------------------
Cash, end of period                                               143,695          20,288
                                                              ============================

================================================================================
The accompanying notes are an integral part of the financial statements.

Northwest Horizon Corporation
Condensed Consolidated Balance Sheets
Expressed in U.S. Dollars
================================================================================

                                                      March 31,   December  31,
                                                        2005         2004
                                                     (unaudited)   (audited)

ASSETS
Current assets
    Cash                                                143,695          90,578
    Accounts receivable                                  30,459          16,722
    Prepaid expenses                                        373          14,532
                                                        -----------------------
                                                        174,527         121,832
Property and equipment, net                              16,038           6,940
                                                        -----------------------
                                                        190,565         128,772
                                                        =======================

LIABILITIES
Current liabilities
    Accounts payable and accrued liabilities            111,214          50,415
    Management contracts payable (Notes 5 and 6)        279,018         257,561
    Convertible debenture loans ( Note 7)                     0         135,664
                                                        -----------------------
                                                        390,232         443,640
                                                        -----------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
Capital stock (Note 7)                                  442,809              65
Contributed surplus                                     380,906         282,406
Accumulated comprehensive loss (Note 8)                 (64,126)        (61,702)
Deficit                                                (959,256)       (535,637)
                                                        -----------------------
                                                       (199,667)       (314,688)
                                                        -----------------------
                                                        190,565         128,772
                                                        =======================

================================================================================

The accompanying notes are an integral part of the financial statements.

Northwest Horizon Corporation
Notes to Condensed Consolidated Financial Statements
Expressed in U.S. Dollars
================================================================================

1 - BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on the same basis as the audited annual consolidated financial statements. In the opinion of management, these unaudited Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of Northwest Horizon Corporation, a Nevada Corporation, incorporated on February 5, 2003 and its consolidated subsidiaries, Dairy Fresh Technologies Ltd. and 6351492 Canada Inc. (collectively referred to as the "Company"). The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the Notes to Consolidated Financial
Statements for the Year Ended December 31, 2004 contained in the Company's Annual Report on Form 10-KSB.

Development stage activities

The Company was in the development stage until January 1, 2005. The Company originally intended to establish itself as a transportation broker specializing in trucking as the efficient mode of transporting both raw materials and finished products to their destination, however as of December 17, 2004, the Board of Directors passed a resolution indicating that the Company would be unable to raise the necessary funds to proceed with this original plan. During the current period, the company merged via a reverse takeover with Dairy Fresh Technologies Ltd.

Dairy Fresh Technologies Ltd. was incorporated under the Canada Business Corporations Act on May 14, 2002 to develop and exploit a unique patented dairy process in Canada. This patent, "Dairy Fresh Farms (TM)" produces monounsaturated-enhanced dairy products. Dairy Fresh Technologies Ltd. was also in the development stage until January 1, 2005.

2 - GOING CONCERN

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying Condensed Consolidated Financial Statements, the company incurred a net loss of $411,931 ($89,871 in 2004) and until January 2005 had no revenues. The future of the company is dependant upon its ability to obtain financing and achieve profitability. The accompanying Condensed Consolidated Financial Statements do not include any adjustments that might be necessary in the event that the Company cannot continue in existence.

3 - REVERSE TAKEOVER TRANSACTION

On March 3, 2005, Dairy Fresh Technologies Ltd. ("Dairy Fresh") consummated a merger of 6351492 Canada Inc. ("Canada Inc."), a Canadian corporation and a fully owned subsidiary of Northwest Horizon Corporation ("Northwest"), with and into Northwest, a Nevada corporation, with Northwest as the surviving entity.

In this transaction, the outstanding common Dairy Fresh shares were acquired by Canada Inc. in exchange for 9,250,000 shares of Northwest. As a result of this share exchanges, the shareholders of Dairy Fresh now control Northwest. This transaction has been accounted for as a reverse takeover transaction in Northwest's condensed consolidated financial statements.

This  reverse  takeover  transaction  is  treated  as a capital  transaction  in substance since this transaction was accomplished through the use of a non-operating enterprise. No goodwill or intangible assets are recorded following this transaction.

Dairy Fresh is treated as the acquirer for accounting purposes. The historical financial statements prior to the acquisition are those of Dairy Fresh.

4 - ACCOUNTING POLICIES

Revenue Recognition

The Company has entered into a co-packing agreement with a supplier. Under the terms of this agreement, the supplier manufactures the dairy products per the specifications and instructions of the Company and ships directly to the retailer. The supplier invoices and collects directly from the retailer. The supplier subtracts its manufacturing cost and markup, as well as freight and brokerage and submits the net amount to the Company.

The Company records the revenue on a net basis in compliance with EITF 99-19, "Reporting Revenues Gross as a Principle versus Net as an Agent" because the Company is not the primary obligor in the arrangement as it relies on the supplier to provide the goods and the Company has limited ability to assume risk of non-payment by retailers.

The Company also records its revenues in accordance with SAB 104 which requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the fee is fixed and determinable; and (iv) collectibility is reasonably assured.

The Company recognizes revenue when the product is shipped from the supplier.

Advertising

The Company expenses advertising costs as they are incurred.

Allowance for doubtful accounts

Accounts receivable are shown net of any allowances for doubtful accounts.

Accounting estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts recorded in the financial statements. These estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future. Actual results may differ from these estimates.

5 - INFORMATION INCLUDED IN THE STATEMENT OF CASH FLOWS

The changes in working capital items are detailed as follows:

                                                                                        2005            2004
                                                                                           $               $
Accounts receivable                                                                 (13,632)         (4,031)
Deferred charges related to share issue costs                                         13,896               0
Accounts payable and accrued liabilities                                              47,332         (6,986)
Management contracts payable                                                          22,425          70,728
                                                                         ------------------------------------
                                                                                      70,021          59,711
                                                                         ====================================

6 - RELATED PARTY TRANSACTIONS
The Company entered into the following related party transactions during the quarter. These transactions were concluded in the normal course of operations at the exchange amount, which is the amount established and accepted by the parties.

                                                                                      2005           2004
                                                                                         $              $
Expenses
    Management fees (a)                                                             97,855         70,728
Amounts due to and due from related parties
    Amount due from a company under common control                                   1,646          4,079
    Management contracts payable(a)                                                279,018        257,561


(a) During the periods ended March 31, 2005 and March 31, 2004, the Company incurred management services from three companies controlled by officers of the Company.

7 - CAPITAL STOCK

Authorized

75,000,000 Common shares.

Issued and fully paid,
                                                                              Number                    $
Dairy Fresh Technologies Ltd.
Balance as at December 31, 2004 and prior to the reverse
takeover transaction                                                       5,000,000                   65
                                                               ===========================================

Northwest Horizon Corporation
Common shares as at December 31, 2004 and prior to the
reverse takeover transaction                                              14,400,000                   65
Effect of reverse share split prior to the reverse takeover
transaction (a)                                                         (12,000,000)                    0
Common shares issued in exchange for common shares of Dairy
Fresh Technologies Ltd. (b)                                                9,250,000                    0
Reverse takeover expenses funded by cash balance in Northwest
Horizon Corporation (c)                                                                            (1,719)
Common shares issued to advisors after reverse takeover
transaction (d)                                                            1,500,000                1,500
Common Shares issued upon conversion of debentures, net of
costs of issuance (e)                                                        977,500              442,963
                                                               -------------------------------------------
                                                                          14,127,500              442,809
                                                               ===========================================

(a) Prior to the reverse takeover transaction, Northwest Horizon Corporation implemented a reverse six for one share split which reduced the issued common shares from 14,400,000 to 2,400,000.

(b) On March 3, 2005, 6351492 Canada Inc., a wholly owned subsidiary of Northwest Horizon Corporation, acquired all of the issued common shares of Dairy Fresh Technologies Ltd. in exchange for 9,250,000 shares of 6351492 Canada Inc, which are exchangeable for 9,250,000 restricted shares of common stock of Northwest Horizon Corporation. The net deficit position of Northwest Horizon Corporation of $11,688 as of the date of the reverse takeover transaction has been charged to the deficit of Dairy Fresh Technologies Ltd., the legal subsidiary.

(c) The expenses related to the reverse takeover transaction were approximately $15,000, of which $1,719 has been netted against the equity, which represents the cash balance in Northwest Horizon Corporation and the balance has been expensed against operations.

(d) As part of the reverse takeover transaction, the company issued 1,500,000 fully paid common shares as a finders fee to the Company's advisors.

(e) During the current quarter Convertible Debenture loans were converted into common shares of Northwest Horizon Corporation. The number of shares issued from the conversion of the debentures was 977,500. Issue costs of $47,969 are netted against the proceeds of the common shares issued. The net proceeds of this share issuance were $442,963, of which $303,778 were from debentures issued in the period ended March 31, 2005 (Year ended December 31, 2004 - $139,185).

For the purposes of earnings per share calculations, the weighted average common shares outstanding, basic and diluted have been retroactively restated to reflect the effect of the six for one share split and restated for the reverse takeover exchange ratio.

8 - Accumulated Comprehensive Loss

                                                                                     2005             2004
                                                                                           $               $
Balance, beginning of period                                                        (61,702)        (18,332)
Foreign currency translation adjustment                                              (2,424)        (43,370)
                                                                         ------------------------------------
Balance, end of period                                                              (64,126)        (61,702)
                                                                         ====================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management's Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 2004 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

Company's Overview

Northwest Horizon Corporation and its wholly owned subsidiaries, Dairy Fresh Technologies Ltd. and also 6351492 Canada Inc. (collectively, "Northwest", "we", "us", or the "Company") have the exclusive license in Canada to develop and exploit the patented formula for a healthy milk based product "Dairy Fresh Farms". Northwest Horizon Corporation has launched a 2 litre regular milk and a 1 litre lactose free product with Canada Safeway stores in Western Canada.

Dairy Fresh Farms is an all natural process resulting in a healthier milk based product which is low in cholesterol, trans fat free, lactose free, low in saturated fat, 99% fat free and has high levels of omega 6 and 3 and monounsaturated fat enhanced without compromising great taste. Our products are produced under a co-packing agreement with Lucerne's Dairy (a division of Safeways, a grocery store chain) in Western Canada.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires application of management's subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in the subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to consolidated financial statements included in the Form 10-QSB, we believe that the following accounting policies require the application of significant judgments and estimates.

Revenue Recognition.

The Company has entered into a co-packing agreement with a supplier. Under the terms of this agreement, the supplier manufactures the dairy products per the specifications and instructions of the Company and ships directly to the retailer. The supplier invoices and collects directly from the retailer. The supplier subtracts its manufacturing cost and markup, as well as freight and brokerage and submits the net amount to the Company.

The Company records the revenue on a net basis in compliance with EITF 99-19, "Reporting Revenues Gross as a Principle versus Net as an Agent" because the Company is not the primary obligor in the arrangement as it relies on the supplier to provide the goods and the Company has limited ability to assume risk of non-payment by retailers.

The Company also records its revenues in accordance with SAB 104 which requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the fee is fixed and determinable; and (iv) collectibility is reasonably assured.

The Company recognizes revenue when the product is shipped from the supplier.

Stock based compensation

The Company has not implemented a stock option based compensation plan at this time. There are plans to introduce an option plan in the second quarter of 2005.

Plan of operation

The plan of operations for the Company was developed over a two year period. Management started by studying the Australian experience as it related to the Canadian market place. Significant sales numbers had been delivered out of the Sydney, Australia market but with both distance and potential differing Canadian tastes management decided to take another approach to tackling the Canadian market. Camelford Graham Research Group undertook an independent market research study. This study was conducted over a nine month period in both Vancouver, British Columbia and Montreal, Quebec. Management reviewed the study (as disseminated in December 2003) with resulting findings focusing our operations on several very important areas.

Firstly, the size of the opportunity was much larger than management originally anticipated due to the intent to purchase numbers that resulted from this study. This meant that management had to revise the packing sizes for the Dairy Fresh Farms upwards to accommodate the anticipated demand.

Secondly, the study directed management to launch in Western Canada as a first step into the rest of the country. It was perceived that the logistics and more importantly the market reception would be very favorable with a product launch in the West. This decision was also reinforced with the effort and support that Canada Safeway Stores and their manufacturing division Lucerne Foods gave our group with initial manufacturing test runs and distribution expertise.

Finally it was felt that perfecting the launch strategy in Western Canada would give Dairy Fresh Farms a strong base of operations prior to moving into the much larger and diverse markets of both Ontario and Quebec.

Our cash flow projections plan for an equity financing of $3.0 million USD during the second quarter of 2005, together with sales from our initial product launch across the country. No assurances can be given that such equity financing will be achieved nor such financing, if achieved, will be obtained in the second quarter of 2005. However, if our sales do not meet our projections or our expenses exceed our expectations, then we may need to raise additional funds through additional public or private offerings of our securities. In such event, if we are unable to raise additional funds on a timely basis or at all, any progress with respect to our products, and, therefore, our potential revenues, would be adversely affected.

We intend to focus our sales and marketing efforts over the next 12 months primarily on expanding our distribution and retail share in the rest of the Canadian marketplace.

Results of operations
Fluctuations in operating results

      Our results of operations have fluctuated significantly from period to period and are likely to continue to do so in the future. We anticipate that our annual results of operations will be impacted for the foreseeable future by several factors including the progress and timing of expenditures related to product launches. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005
                      TO THREE MONTHS ENDED MARCH 31, 2004

Revenue

The Company's two-litre regular milk product was listed with 134 Canada Safeway stores and the one litre lactose free product was listed with all 204 Safeway stores on January 12, 2005. These stores are all located in the western provinces. Net sales for the period ended March 31, 2005 were $27,265. There were no comparative sales figures for the period ended March 31, 2004. Safeway had an exclusive sales period until March 7th, 2005. The Company is currently negotiating with a number of retailers and distributors in western Canada for the listing of the our two products during the next couple of months. No assurances can be given that such listing will occur.

Operating Costs Advertising and product support

With the launch of our initial two products there was a marketing program established to support sales. The majority of the focus will be on in-store demos.

In addition there will be advertisements in Safeway flyers, a public relations initiative with a major international public relations company and distribution of coupons offering price savings. The Company also launched their new website during the period.

Management fees

Management fees increased over the previous period with the hiring of a western Canada sales and merchandising support person to coincide with the product launch.

Professional fees

Professional fees have increased due to the share exchange and the reverse take over transaction. Audit and legal requirements for the Securities and Exchange Commission regulatory filings were new for post-merger Company.

Travel

With the launch of the Company products in western Canada there was increased travel activity by management for all aspects of Company operations.

Off-Balance Sheet Arrangements

The Company did not engage in any off-balance sheet arrangements during the quarter.

Liquidity and Capital Resources

At March 31st, 2005, we had a deficit accumulated of approximately $959,000, and we expect to incur additional losses in the short term at least until such time, if ever, that we manufacture and market our products profitably. We have financed our operations since inception primarily through the private placements of equity and debt securities. From our inception through March 31st, 2005, we have received net proceeds of approximately $440,000 from private sales of our equity and deferral of management contracts of approximately $280,000

At March 31, 2005 we had approximately $144,000 in cash . Net cash used in operating activities was approximately $240,000 for the quarter ended March 31, 2005 compared to approximately $30,000 for the quarter ended March 31,2004. The increase in net cash used in operations during the quarter was primarily due to a larger net loss of approximately $412,000.

Net cash provided by financing activities was approximately $304,000 for the first quarter ending March 31st, 2004 compared to approximately $38,000 for the first quarter ending March 31st, 2005. The net cash provided by financing activities in the quarter ended March 31st, 2005 was primarily due to the net proceeds of approximately $440,000 raised in private sales of equity and debt securities.

We expect to put our current capital resources to the following uses:

      -     for the marketing and sales of our products;
      -     to continue our product line expansion;
      - for working capital purposes, including for additional salaries and wages as our organization grows and as we expand our presence in the Canadian Market and for additional professional fees and expenses and other operating costs.

In the event that our plans change, our assumptions change or prove inaccurate, or if our existing cash resources, together with other funding resources including anticipated sales of our products, otherwise prove to be insufficient to fund our operations, we could be required to seek additional financing. We have no current arrangements with respect to sources of additional financing.

Risks Related to Our Company

We have not been profitable since our inception in 2003. As of March 31st, 2005, we had an accumulated deficit of approximately $959,000 primarily as a result of our start up expenses. We may never realize sufficient revenues from the sale of our products or be profitable. Each of the following factors, among others, may influence the timing and extent of our profitability, if any:

      - the completion and success of financing to provide marketing and administration support for the launch of our product;
      -     the  market  acceptance  of Dairy  Fresh  Farms  with  the  Canadian
            Consumer;
      - our ability to effectively and efficiently manufacture, market and distribute our products; and
      - our ability to sell our products at competitive prices which exceed our per unit costs.

The notes in the unaudited financial statements for the quarter ended March 31, 2005, contain an explanatory paragraph raising substantial doubt of the Company's ability to continue as a going concern. Note 2 to the unaudited financial statements at and for the quarter ended March 31, 2005 describe the conditions which raise this doubt and management's plans.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are adequate to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In the event we find, in our ongoing review of our controls and procedures, that there factors that materially impact the fairness or reliability of underlying financial statements, we will file an amendment to this Form 10-QSB. There were no significant changes in our disclosure controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

As required by the SEC rules, we have evaluated the effectiveness of the design and operation of the Corporation's internal controls over financial reporting as of the quarter covered by this Report. This evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Accounting Officer. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the Company's controls and procedures over financial reporting were not effective, for the reasons noted above.

                            PART II OTHER INFORMATION


Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities

Subsequent to the reverse takeover transaction, the Company issued 1,500,000 fully paid common shares to its advisors. These shares were issued pursuant to
Section 4(2) and Regulation D under the Securities Act of 1933, as amended and Regulation S. No underwriters were involved in this transaction.

During the current quarter Convertible Debenture loans were converted into 977,500 common shares of Northwest Horizon Corporation.

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

          A. Exhibits:

      31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

      31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

      32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

      32.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.


B. Reports on Form 8-K

On January 18, 2005, the Company announced that management of the Company have concluded that the Company will be unable to raise the necessary funds to operate the current business and continue with the existing business plan. Accordingly, management is reviewing several business opportunities that can be acquired via a reverse merger transaction or alternative business opportunity with the intent to assure that the Company becomes a viable going concern.

On February 2, 2005, the Company announced that Northwest executed a letter of intent whereby the Company proposed to exchange shares of the Company for one hundred percent (100%) of the outstanding shares of Dairy Fresh Technologies Ltd. ("DFTL"), a federally chartered Canadian corporation.

On March 7, 2005, the Company announced that it completed the acquisition of Dairy Fresh Technologies Ltd., a Canadian company, pursuant to an Agreement and Plan of Merger.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Ottawa, Canada, on May 23, 2005.

                                           NORTHWEST HORIZON CORPORATION


                                           By   /s/Robert Harrison
                                             -----------------------------------
                                           Robert Harrison
                                           Chief Executive Officer


Date: May 23, 2005





                                           By /s/ Don Paterson
                                              ----------------------------------
                                           Don Paterson
                                           Principal Accounting Officer

Date: May 23, 2005