Form 10QSB
period 2005-06-30
NORTHWEST HORIZON CORP
filed 2005-08-15
CIK 1274001

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005


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



Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 15, 2005, there were 14,127,500 shares of the registrant's common stock outstanding.

                          Northwest Horizon Corporation


Part I.  Financial Information                                                             Page

Item 1. Condensed Consolidated Financial Statements and Notes to Consolidated
Financial Statements

      (a)   Condensed Statements of Operations for the Three and Six Months
            Ended June 30, 2005 and 2004 (unaudited)                                          3

      (b)   Consolidated Statements of Cash Flows for the Six Months Ended June
            30, 2005 and 2004 (unaudited)                                                     4

      (c)   Consolidated Balance Sheet for the Six Months Ended June 30, 2005
            (unaudited) and Year Ended December 31, 2004 (audited)                            5

      (d)   Notes to Consolidated Financial Statements (unaudited)                            6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations 11

Item 3. Controls and Procedures                                                              15



Part II.  Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits
   Signatures                                                                                18


PART I FINANCIAL INFORMATION

General

     The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2005 are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.

                          Northwest Horizon Corporation

                    Condensed Consolidated Financial Statements
                                  June 30, 2005








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

                                                       Unaudited
                                         Three Months Ended      Six Months Ended
                                                 June 30                June 30
                                            2005       2004       2005        2004
                                     ------------    -------  ----------    --------
                                               $          $           $           $

Revenues                                  34,077          0      61,341           0
                                    -------------    -------  ----------    --------
Cost of revenues
  Manufacturing cost                       4,006          0       4,006           0
  License fees                             3,066          0       4,497           0
                                    -------------    -------  ----------    --------
                                           7,072          0       8,503           0
                                    -------------    -------  ----------    --------
Gross Profit                              27,005          0      52,838           0
                                    -------------    -------  ----------    --------

Operating expenses
   Advertising                           214,930        595     384,099       4,255
   Investor relations                     23,777          0      23,777           0
   Depreciation of property and
   equipment                               1,071          0       2,156           0
   Finder's fee for reverse                    0          0     100,000
   takeover transaction (Note 7)                                                  0
   Interest  and  bank  charges, net        (279)        33         640          76
   Management fees                        96,411     14,046     194,266      84,774
   Membership fees                           646         28         870         235
   Office                                  4,214      2,290      10,449       3,732
   Professional fees                      35,608      6,246      67,552      11,270
   Rent                                    2,947      2,669       7,113       4,261
   Telecommunications                      4,223      2,190       7,151       4,593
   Travel                                 28,321     11,091      51,560      15,863
                                    -------------  ---------  ----------   ---------
                                         411,869     39,188     849,633     129,059
                                    -------------  ---------  ----------   ---------
 Net loss                               (384,864)   (39,188)   (796,795)   (129,059)
                                    -------------  ---------  ----------   ---------

Other comprehensive loss

  Foreign currency translation
  adjustment                              (3,699)    35,534      (6,123)     (7,836)
                                    -------------  --------   ---------    ---------
Comprehensive Loss                      (388,563)    (3,654)   (802,918)   (136,895)
                                    =============  ========   =========    =========

Net loss per  share,  basic  and
diluted                                   ($0.03)    ($0.00)     ($0.06)     ($0.01)
                                    ============  ========== =========== ===========
Weighted average common shares
outstanding, basic and diluted        14,127,500  9,250,000  12,474,569   9,250,000
                                    ============  ========== =========== ===========

================================================================================

The accompanying notes are an integral part of the financial statements.

Northwest Horizon Corporation
Condensed Consolidated Cash Flows
Expressed in U.S. Dollars
================================================================================


                                                              (Unaudited)
                                                       Six months ended June 30
                                                              2005       2004
                                                       ------------  ---------
                                                                $          $
OPERATING ACTIVITIES
Net loss                                                 (796,795)  (129,059)
Non-cash items
   Depreciation of property and equipment                   2,156          0
   Finders fee for reverse takeover transaction           100,000          0
   Changes in working capital items (Note 5)                6,532     69,810
                                                       -----------   ---------
Cash flows used in  operating activities                 (688,107)   (59,249)
                                                       -----------   ---------
INVESTING ACTIVITIES
Purchase of property and equipment                        (10,403)         0
                                                       -----------   ---------
Cash flows used in investing activities                   (10,403)         0
                                                        ----------   ----------
FINANCING ACTIVITIES
Net proceeds  from capital stock issued
(Note 7)                                                  303,778          0
Issuance of convertible debt                              361,213          0
Advances from a shareholder                                     0     52,350
                                                       -----------   ---------
Cash  flows   provided   by   financing activities        664,991     52,350
                                                       -----------   ---------
Effect of changes in exchange rates on cash                (4,167)      (429)
                                                       -----------   ---------
Net increase in cash                                      (37,686)    (7,328)
Cash, beginning of period                                  90,578     11,795
                                                       -----------   ---------
Cash, end of period                                         52,892      4,467
                                                       ===========   =========

================================================================================

The accompanying notes are an integral part of the financial statements.

Northwest Horizon Corporation
Condensed Consolidated Balance Sheet
Expressed in U.S. Dollars
================================================================================


                                                        June 30,  December
                                                            2005  31, 2004
                                                      (Unaudited) (Audited)
ASSETS
Current assets
   Cash                                                   52,892   90,578
   Accounts receivable                                    82,045   16,722
   Prepaid expenses                                       81,962   14,532
   Deferred costs (Note 7)                                10,669        0
                                                     -----------  --------
                                                         227,568  121,832

Property and equipment                                    15,129    6,940
                                                     -----------  --------
                                                         242,697  128,772
                                                     ===========  ========

LIABILITIES
Current liabilities
   Accounts payable and accrued liabilities              179,185   50,415
   Management contracts payable (Notes 6)                287,623  257,561
   Convertible debenture loans (Note 7)                  364,119  135,664
                                                     -----------  --------
                                                         830,927  443,640
                                                     -----------  --------

SHAREHOLDERS' DEFICIENCY
Capital stock (Note 7)                                   442,809       65
Contributed surplus (Note 7)                             380,906  282,406
Accumulated comprehensive loss                           (67,825) (61,702)
Deficit                                               (1,344,120) 535,637)
                                                     ----------  ---------
                                                        (588,230)(314,688)
                                                     ----------- ---------
                                                         242,697  128,772
                                                     =========== =========


================================================================================

The accompanying notes are an integral part of the financial statements.

Northwest Horizon Corporation
Notes to Condensed Consolidated Financial Statements
Expressed in U.S. Dollars
(Unaudited)

1 - BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on the same basis as the audited annual consolidated financial statements. In the opinion of management, these unaudited Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of Northwest Horizon Corporation, a Nevada Corporation and its consolidated subsidiaries, Dairy Fresh Technologies Ltd. and 6351492 Canada Inc. (collectively referred to as the "Company"). The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the Notes to Consolidated Financial Statements for the Year Ended December 31, 2004 contained in the Company's Annual Report on Form 10-KSB.

Northwest Horizon Corporation ("the Company") was incorporated in the State of Nevada, United States of America on February 5, 2003.

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

Dairy Fresh Technologies Ltd., was incorporated under the Canada Business Corporations Act on May 14, 2002 to develop and exploit a unique patented dairy process in Canada. This patent, "Dairy Fresh Farms (TM)" produces monounsaturated-enhanced dairy products. Dairy Fresh Technologies Ltd. was also in the development stage until January 1, 2005.


2 - GOING CONCERN

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying Condensed Consolidated Financial Statements, the Company incurred a net loss of $796,795 ($129,059 in 2004) and until January 2005 had no revenues. The future of the Company is dependant upon its ability to obtain financing and achieve profitability. The accompanying Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of and classification of liabilities that might be necessary in the event that the Company cannot continue in existence.

3 - REVERSE TAKEOVER TRANSACTION

On March 3, 2005, Dairy Fresh Technologies Ltd. ("Dairy Fresh") consummated a merger of 6351492 Canada Inc. ("Canada Inc."), a Canadian corporation and a fully owned subsidiary of Northwest Horizon Corporation ("Northwest") with and into Northwest , a Nevada corporation, with Northwest as the surviving entity.

In these transactions, the outstanding common Dairy Fresh shares were acquired by Canada Inc. in exchange for 9,250,000 shares of Northwest. As a result of this share exchange, the shareholders of Dairy Fresh now control Northwest. This transaction has been accounted for as a reverse takeover transaction in Northwest's condensed consolidated financial statements.

This reverse acquisition is treated as a capital transaction in substance since this transaction was accomplished through the use of a non-operating enterprise. No goodwill or intangible assets are recorded following this transaction. Dairy Fresh is treated as the acquirer for accounting purposes. The historical financial statements prior to the acquisition are those of Dairy Fresh.

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

Revenue Recognition

The Company has entered into a co-packing agreement with a supplier. Under the terms of this agreement, the supplier manufactures the dairy products per the specifications and instructions of the Company and ships directly to the retailer. The supplier invoices and collects directly from the retailer. The supplier subtracts its manufacturing cost and mark-up, as well as freight and brokerage and submits the net amount to the Company.

The Company records the revenue on a net basis in compliance with EITF 99-19, "Reporting Revenues Gross as a Principle versus Net as an Agent". This is because the Company is not the primary obligor in the arrangement, as it relies on the supplier to provide the goods. Also, the Company has limited liability to assume risk of non-payment by its retailers.

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

Coupons

As part of its advertising program, the Company commits to a consumer coupon program that require the Company to estimate and accrue the expected costs of such programs. The Company records the coupons as a liability when issued based upon the expected customer redemption rate.

Allowance for Doubtful Accounts

Accounts receivable are shown net of any allowances for doubtful accounts.

5 - INFORMATION INCLUDED IN THE STATEMENT OF CASH FLOWS

The changes in working capital items are detailed as follows:

                                                   2005     2004
                                                      $        $
Accounts receivable                             (65,099)  (3,982)
Prepaid expenses                                (80,944)       0
Deferred costs                                    3,210        0
Accounts payable and accrued liabilities        114,964 (10,982)
Management contracts payable                     34,401   84,774
                                           ------------  --------
                                                  6,532   69,810
                                           ============  ========

6 - RELATED PARTY TRANSACTIONS

The Company entered into the following related party transactions. These transactions were concluded in the normal course of operations at the exchange amount, which is the amount established and accepted by the parties.

                                                               2005     2004
                                                                  $        $
Expenses
   Management fees (a)                                      194,266   84,774
Amounts due to and due from related parties
   Amount due from a Company under common
   control (b)                                                1,624    4,079

(a) During the periods ended June 30, 2005 and June 30, 2004, the Company paid for management services to three companies controlled by officers of the Company. Of the above amounts, $287,633 is payable as at June 30, 2005 and $257,561 is payable as at December 31, 2004.

(b) The Company paid legal expenses for a Company under common control during the year ended December 31, 2003 resulting in the above amount receivable from a Company under common control.

7 - CAPITAL STOCK

Authorized

75,000,000 Common shares.

Issued and fully paid,
                                                   Number              $
Dairy Fresh Technologies Ltd.
Balance as at December 31, 2004 and prior
to the reverse takeover transaction             5,000,000             65
                                             ============       =========

Northwest Horizon Corporation
Common shares as at December 31, 2004 and
prior to the reverse takeover transaction      14,400,000             65
Effect of reverse share split prior to
reverse takeover transaction (a)              (12,000,000)             0
Common shares issued in exchange for
common shares of Dairy Fresh Technologies
Ltd. (b)                                        9,250,000              0
Reverse takeover expenses funded by cash
balance in Northwest Horizon Corporation
(c)                                                                (1,719)
Common shares issued to advisors after
reverse takeover transaction (d)                1,500,000          1,500
Common Shares issued upon conversion of
debentures, net of costs of issuance (e)          977,500         442,963
                                             ------------       ---------
                                               14,127,500        442,809
                                             ============       =========

(a) Prior to the reverse takeover transaction, Northwest Horizon implemented a reverse six for one share split which reduced the issued common shares from 14,400,000 to 2,400,000.

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

(e) During the first quarter of the current year Convertible Debenture loans were converted into common shares of Northwest Horizon Corporation. The number of shares from the conversion of the debentures was 977,500. The issue costs of $47,969 are netted against the proceeds of the common shares issued. The net proceeds of this share issuance were $442,963, of which $303,778 were from debentures issued in the first quarter of 2005.

(f) During the second quarter of the current year, a second convertible debenture was issued. Total proceeds from the second convertible debenture at June 30, 2005 are $364,119. These debentures automatically convert into common shares at the rate of $0.50 per share when the shares of Northwest Horizon Corporation begin to trade on a public market. Issue costs of $10,669 have been recorded as deferred expenses until the share conversion happens.

For the purposes of earning per share calculations, the weighted average common shares outstanding, basic and diluted have been retroactively restated to reflect the effect of the six for one share split and restated for the reverse takeover exchange ratio.

7 - ACCUMULATED COMPREHENSIVE LOSS


                                           2005                       2004

                                              $                          $

Balance, beginning of period            (61,702)                   (18,332)

Foreign currency  translation            (6,123)                   (43,370)
adjustment

Balance, end of period                  (67,825)                   (61,702)

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

BACKGROUND

   This discussion and analysis of financial position and results of operation is prepared as at June 30, 2005 and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004. These financial statements have been prepared in accordance with United States generally accepted accounting principles.

Company's Overview

   Northwest and its wholly owned subsidiary, Dairy Fresh Technologies Ltd. have the exclusive license in Canada to develop and exploit the patented formula for a healthy milk based product "Dairy Fresh Farms". The Company has launched a 2 litre regular milk and a 1 litre lactose free product with Canada Safeway stores in Western Canada. Dairy Fresh Farms is an all natural process resulting in a healthier milk based product which is low in cholesterol, trans fat free, lactose free, low in saturated fat, 99% fat free and has high levels of omega 6 and 3 and monounsaturated fat enhanced without compromising great taste.

Our products are produced under a co-packing agreement with Lucerne's Dairy [a division of Safeways] in Western Canada.

Critical accounting policies and estimates

   Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires application of management's subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in the subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to consolidated financial statements included in the Form 10QSB, we believe that the following accounting policies require the application of significant judgments and estimates.

Revenue recognition

   The Company has entered into a co-packing agreement with a supplier. Under the terms of this agreement, the supplier manufactures the dairy products per the specifications and instructions of the Company and ships directly to the retailer. The supplier invoices and collects directly from the retailer. The supplier subtracts its manufacturing cost and markup, as well as freight and submits the net amount to the Company..

The Company records the revenue on a net basis in compliance with EITF 99-19, "Reporting Revenues Gross as a Principle versus Net as an Agent". This is because the Company is not the primary obligor in the arrangement, as it relies on the supplier to provide the goods. Also, the Company has limited liability to assume risk of non-payment by its retailers.

The Company also records its revenue in accordance with SAB 104 which requires that four basic criteria must be met before revenue can be recognized (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the fee is fixed and determinable; and (iv) collectibility is reasonably assured.

The Company recognizes revenue when the product is shipped from the supplier.

Stock based compensation

   The Company has not implemented a stock option based compensation plan at this time. There are plans to introduce an option plan in the third quarter of 2005.

Plan of operation

   The plan of operations for the Company was developed over a two year period. Management started by studying the Australian experience as it related to the Canadian market place. Significant sales numbers had been delivered out of the Sydney Australia market but with both distance and potential differing Canadian tastes management decided to take another approach to tackling the Canadian market. Camelford Graham Research Group undertook an independent market research study. This study was conducted in both Vancouver, British Columbia and Montreal, Quebec. The results from the study where published in December 2003 with resulting findings focusing our operations on several very important areas.

   Firstly, the size of the opportunity was much larger than originally anticipated due to the intent to purchase numbers that resulted from this study. This meant that management had to revise the packing sizes for the Dairy Fresh Farms upwards to accommodate the anticipated demand.

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

   Our cash flow projections plan for an equity financing of $3.0 million USD during the fourth quarter of 2005, together with sales from our initial product launch across the country. However, if our sales do not meet our projections or our expenses exceed our expectations, then we may need to raise additional funds through additional public or private offerings of our securities. In such event, if we are unable to raise additional funds on a timely basis or at all, any progress with respect to our products, and, therefore, our potential revenues, would be adversely affected.

 We intend to focus our sales and marketing efforts over the next 12 months primarily on expanding our distribution and retail share in the rest of the Canadian market place.

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

                     Quarter Ended June 30, 2005 Compared To
                         Quarter Ended June 30, 2004 and
                          Quarter Ended March 31, 2005
Revenue

   The Company's two-litre regular milk product was listed with 134 Canada Safeway stores and the one litre lactose free product was listed with all 204 Safeway stores on January 12, 2005. These stores are all located in the western provinces. Net sales for the period ended June 30, 2005 were $34,077. There were no comparative sales figures for the period ended June 30, 2004. Sales increased 25% during the quarter over the previous quarter. Safeway had an exclusive sales period until March 7th, 2005. The Company is currently negotiating with a number of retailers and distributors in western Canada for the listing of the Company's two products during the next couple of months.

Operating Costs
Advertising and product support

   With the launch of the companies initial two products there was a marketing program established to support sales. The majority of the focus was on in-store demos. There were approximately 400 in-store demos with over 125,000 samples during this quarter compared to 300 demos and 75,000 samples in the previous period.

  In addition there were advertisements in Safeway flyers, a public relations initiative with a major international public relations Company and distribution of coupons offering price savings. The Company spent $214,930 for the quarter ended June 30, 2005 compared to $169,169 for the previous quarter. This increase was due to increased demonstrations for the period in all Safeway stores.

Investor relations

    The Company entered into a contract with ROI Group Associates Inc. of New York to provide investor relations services and public relations with the investment community. This contract started on June 1st of 2005. The Company spent $23,777 during the period.

Management fees

   Management fees remained the same as the previous period with no changes to the management structure.

Professional fees

   Professional fees have increased due to the share exchange and the reverse take over transaction. Audit and legal requirements for the securities and exchange commission regulatory filings were new for the Company.

Travel

With the launch of the Company products in western Canada there was increased travel activity by management for all aspects of Company operations. Travel costs increased to $28,321 up from $23,239 from the previous quarter.

Off-Balance Sheet Arrangements

   The Company did not engage in any off-balance sheet arrangements during the quarter.

Liquidity and Capital Resources

   At June 30, 2005, we had a deficit accumulated of approximately $1,344,000 and we expect to incur additional losses in the short term at least until such time, if ever, that we manufacture and market our products profitably. We have financed our operations since inception primarily through the private placements of equity and debt securities. From our inception through June 30, 2005, we have received net proceeds of approximately $450,000 from private sales of our equity ,convertible debentures issued of $365,000 and deferral of management contracts of approximately $280,000

At June 30, 2005 we had approximately $53,000 in cash . Net cash used in operating activities was approximately $450,000 for the quarter ended June 30, 2005 compared to approximately $240,000 for the quarter ended March 31,2005 and $35,000 for the quarter ended June 30, 2004. The increase in net cash used in operations during the quarter was primarily due to a larger net loss of approximately $385,000.

   Net cash provided by financing activities was approximately $360,000 for the fiscal quarter ending June 30, 2005 compared to approximately $300,000 for the quarter ending March 31st, 2005. The net cash provided by financing activities in the quarter ended June 30, 2005 was primarily due to the net proceeds of approximately $360,000 raised in private sales of debt securities.

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

   In the event that our plans change, our assumptions change or prove inaccurate, or if our existing cash resources, together with other funding resources including anticipated sales of our products, otherwise prove to be insufficient to fund our operations, we could be required to seek additional financing. We have no current arrangements with respect to sources of additional financing. The notes in the unaudited financial statements at and for the quarter ended June 30, 2005, contain an explanatory paragraph raising substantial doubt of the Company's ability to continue as a going concern. Note 2 to the unaudited financial statements at and for the quarter ended June 30, 2005 describe the conditions which raise this doubt and management's plans.

Risks Related to Our Company

   We have not been profitable since our inception in 2003. As of June 30, 2005 we had an accumulated deficit of approximately $1,344,000 primarily as a result of our start up expenses. We may never realize sufficient revenues from the sale of our products or be profitable. Each of the following factors, among others, may influence the timing and extent of our profitability, if any:

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2005.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None.

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

            31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

            31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

            32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

            32.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Ottawa, Canada.

                              NORTHWEST HORIZON CORPORATION


                                       By   /s/Robert Harrison
                                            ---------------------------------
                                           Robert Harrison
                                           Chief Executive Officer

   Date:  August 15, 2005



                                        By  /s/ Don Paterson
                                            --------------------------------
                                            Don Paterson
                                            Principal Accounting Officer

   Date:  August 15, 2005

<

                                  EXHIBIT 31.1

CERTIFICATION OF CEO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

                                 CERTIFICATIONS
   I, Robert Harrison, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Northwest Horizon Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4. The Registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

            (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

            (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

            (c) Evaluated the effectiveness of the Issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

             (d) Disclosed in this report any change in the Issuer's internal control over financial reporting that occurred during the Registrant's fiscal quarter ending June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Issuer's internal control over financial reporting.

5. The Registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditor and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

            (a) All deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

            (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                       By   /s/Robert Harrison
                                           -----------------------------------
                                           Robert Harrison
                                           Chief Executive Officer

   Date:  August 15, 2005