Form 10QSB
period 2005-09-30
NORTHWEST HORIZON CORP
filed 2005-11-21
CIK 1274001

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                   FORM 10-QSB

                                ---------------

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THEVQUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number: 333-111486

                             DAIRY FRESH FARMS INC.

                 (Name of small business issuer in its charter)

          Nevada                                            98-0407549

(State or other jurisdiction                 (I.R.S.Employer identification No.)
    of incorporation)

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

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of November 21, 2005, there were 14,127,500 shares of the registrant's common stock outstanding.

                             DAIRY FRESH FARMS INC.

Part I.  Financial Information                                                                                        Page
Item 1.  Condensed Consolidated Financial Statements and Notes to Consolidated Financial Statements

    (a) Condensed Statements of Operations for the Three and Nine Months Ended
        September 30, 2005 and 2004 (unaudited)                                                                          3

    (b) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004
x        (unaudited)                                                                                                     4

    (c) Consolidated Balance Sheet as at September 30, 2005 (unaudited) and  December 31, 2004 (audited)                 5

    (d) Notes to Consolidated Financial Statements (unaudited)                                                           6

    Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                    11

    Item 3.    Controls and Procedures                                                                                  15

Part II.  Other Information                                                                                             21

Item 1.  Legal Proceedings                                                                                              21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                                    21

Item 3.  Defaults upon Senior Securities                                                                                21

Item 4.  Submission of Matters to a Vote of Security Holders                                                            21

Item 5.  Other Information                                                                                              21

Item 6.  Exhibits                                                                                                       21

Signatures                                                                                                              22

PART I FINANCIAL INFORMATION

General

      The accompanying financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2005 are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

Dairy Fresh Farms Inc.
Condensed Consolidated Operations and Comprehensive Loss
Expressed in U.S. Dollars
================================================================================

                                                      Three months        Three months
                                                   ended September     ended September    Nine months ended    Nine months ended
                                                         30, 2005             30, 2004   September 30, 2005   September 30, 2004
                                                      (Unaudited)          (Unaudited)          (Unaudited)          (Unaudited)
                                                --------------------------------------------------------------------------------
                                                                $                    $                    $                    $
Revenues                                                   44,900                   --              118,831                   --
                                                --------------------------------------------------------------------------------

Operating expenses
    Direct expenses                                        17,266                   --               38,359                   --
    Advertising and product support                       258,217                9,221              642,316               13,476
    Investor relations                                     56,293                   --               80,070                   --
    Depreciation of property and equipment                  1,119                   --                3,275                   --
    Finder's fee for reverse takeover
    transaction                                                --                   --              100,000                   --
    Interest and bank charges, net                          4,020                  237                4,660                  313
    Management fees                                       106,815                  791              301,081               85,565
    Membership fees                                           613                  558                1,483                  793
    Office                                                  4,958                  387               15,407                4,119
    Professional fees                                      16,392                4,777               83,944               16,047
    Rent                                                    2,515                3,507                9,628                7,768
    Telecommunications                                      3,528                2,023               10,679                6,616
    Travel                                                 28,311               11,932               79,871               27,795
                                                --------------------------------------------------------------------------------
                                                          500,047               33,433            1,370,773              162,492
                                                --------------------------------------------------------------------------------
Net loss                                                 (455,147)             (33,433)          (1,251,942)            (162,492)
                                                ================================================================================
Basic and diluted loss per share                           ($0.03)              ($0.00)              ($0.10)              ($0.02)
                                                ================================================================================
Weighted average number of shares outstanding          14,127,500            9,250,000           13,015,717            9,250,000
                                                ================================================================================

================================================================================

The accompanying notes are an integral part of the financial statements.

Dairy Fresh Farms Inc.
Condensed Consolidated Cash Flows
Expressed in U.S. Dollars
================================================================================

                                                         Nine months            Nine months
                                                     ended September        ended September
                                                            30, 2005               30, 2004
                                                         (Unaudited)            (Unaudited)
                                                     --------------------------------------
                                                                    $                     $
OPERATING ACTIVITIES
Net loss                                                   (1,251,942)             (162,492)
Non-cash items:
    Depreciation of property and equipment                      3,275                    --
    Finders fee for reverse takeover transaction              100,000                    --
    Changes in working capital items (Note 5)                 321,072                91,026
                                                     --------------------------------------
Cash flows used in operating activities                      (827,595)              (71,466)
                                                     --------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                            (10,529)                   --
                                                     --------------------------------------
Cash flows used in investing activities                       (10,529)                   --
                                                     --------------------------------------

FINANCING ACTIVITIES
Net proceeds from capital stock issued                        305,196                    --
Issuance of convertible debt                                  483,467                    --
Advances from a shareholder                                        --                64,121
                                                     --------------------------------------
Cash flows provided by financing activities                   788,663                64,121
                                                     --------------------------------------
Effect of changes in exchange rates on cash                       701                  (119)
                                                     --------------------------------------
Net decrease in cash                                          (48,760)               (7,464)
Cash, beginning of period                                      90,578                11,795
                                                     --------------------------------------
Cash, end of period                                            41,818                 4,331
                                                     ======================================

================================================================================

The accompanying notes are an integral part of the financial statements.

Dairy Fresh Farms Inc.
Condensed Consolidated Balance Sheet
Expressed in U.S. Dollars
================================================================================

                                                       September      December
                                                        30, 2005      31, 2004
                                                     (Unaudited)     (Audited)
                                                     --------------------------
                                                              $               $
ASSETS
Current assets
    Cash                                                 41,818          90,578
    Accounts receivable, net                             58,598          16,722
    Prepaid expenses                                        388          14,532
    Deferred costs                                       41,261              --
                                                     --------------------------
                                                        142,065         121,832

Property and equipment                                   14,824           6,940
                                                     --------------------------
                                                        156,889         128,772
                                                     ==========================

LIABILITIES
Current liabilities
    Accounts payable and accrued liabilities            361,339          50,415
    Management contracts payable (Notes 6)              376,895         257,561
    Convertible debenture loans (Note 7)                508,374         135,664
                                                     --------------------------
                                                      1,246,608         443,640
                                                     --------------------------

SHAREHOLDERS' DEFICIENCY
Capital stock (Note 7)                                  442,809              65
Contributed surplus                                     380,906         282,406
Accumulated comprehensive loss (Note 8)                (114,167)        (61,702)
Accumulated Deficit                                  (1,799,267)       (535,637)
                                                     --------------------------
                                                     (1,089,719)       (314,868)
                                                     --------------------------
                                                        156,889         128,772
                                                     ==========================

================================================================================

The accompanying notes are an integral part of the financial statements.

                             Dairy Fresh Farms Inc.
                    Notes to Unaudited Financial Statements
                     Three Months Ended September 30, 2005

1 - BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on the same basis as the audited annual consolidated financial statements. In the opinion of management, these unaudited Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of Dairy Fresh Farms Inc., a Nevada Corporation and its consolidated subsidiaries, Dairy Fresh Technologies Ltd. and 6351492 Canada Inc. (collectively referred to as the "Company"). The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 2004 contained in the Company's Annual Report on Form 10-KSB.

Dairy Fresh Farms Inc. was incorporated under the name of Northwest Horizon Corporation in the State of Nevada, United States of America on February 5, 2003. The name was changed to Dairy Fresh Farms Inc. on August 11, 2005.

Development stage activities
The Company was in the development stage until January 1, 2005. The Company originally intended to establish itself as a transportation broker specializing in trucking as the efficient mode of transporting both raw materials and finished products to their destination, however as of December 17, 2004, the Board of Directors passed a resolution indicating that the Company would be unable to raise the necessary funds to proceed with this original plan. During the current period, the Company was acquired via a reverse takeover with Dairy Fresh Technologies Ltd.

Dairy Fresh Technologies Ltd. was incorporated under the Canada Business Corporations Act on May 14, 2002 to develop and exploit a unique patented dairy process in Canada. This patent, "Dairy Fresh Farms (TM)", produces monounsaturated-enhanced dairy products. Dairy Fresh Technologies Ltd. was also in the development stage until January 1, 2005.

The Company has a functional currency of Canadian dollars and a reporting currency of United States dollars.

2 - GOING CONCERN

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying Condensed Consolidated Financial Statements, the Company incurred a net loss of $1,251,942 ($162,492 in 2004) and until January 2005 had no revenues. The future of the Company is dependant upon its ability to obtain financing and achieve profitability. The accompanying Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of and classification of liabilities that might be necessary in the event that the Company cannot continue in existence.

3 - REVERSE TAKEOVER TRANSACTION

On March 3, 2005, Dairy Fresh Technologies Ltd. consummated a merger of 6351492 Canada Inc. ("Canada Inc."), a Canadian corporation and a fully owned subsidiary of Dairy Fresh Farms Inc. with and into Dairy Fresh Farms Inc., a Nevada corporation, with Dairy Fresh Farms Inc. as the surviving entity.

In these transactions, the outstanding common Dairy Fresh Technologies Ltd. shares were acquired by Canada Inc. in exchange for 9,250,000 shares of Dairy Fresh Farms Inc. As a result of this share exchange, the shareholders of Dairy Fresh Technologies Ltd. now control Dairy Fresh Farms Inc. This transaction has been accounted for as a reverse takeover transaction in Dairy Fresh Farms Inc.'s condensed consolidated financial statements.

This reverse acquisition is treated as a capital transaction in substance since this transaction was accomplished through the use of a non-operating enterprise. No goodwill or intangible assets are recorded following this transaction. Dairy Fresh Technologies Ltd. is treated as the acquirer for accounting purposes. The historical financial statements prior to the acquisition are those of Dairy Fresh Technologies Ltd.

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

Direct Expenses

The Company expenses costs for product quality assurance, shipping and brokerage as incurred.

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

Deferred Costs

Commissions paid for convertible debentures are shown as deferred costs. These are netted against share capital upon conversion of the convertible debentures.

5 - INFORMATION INCLUDED IN THE STATEMENT OF CASH FLOWS

The changes in working capital items are detailed as follows:

                                                           2005            2004
                                                              $               $

Accounts receivable                                     (39,238)         (4,019)
Prepaid expenses                                         14,144              --
Deferred costs                                          (39,422)             --
Accounts payable and accrued liabilities                281,131           9,480
Management contracts payable                            104,457          85,565
                                                       ------------------------
                                                        321,072          91,026
                                                       ========================

6 - RELATED PARTY TRANSACTIONS

The Company entered into the following related party transactions. These transactions were concluded in the normal course of operations at the exchange amount, which is the amount established and accepted by the parties.

                                                              2005          2004
                                                                 $             $
Expenses
    Management fees (a)                                    301,081        85,565
Royalty expense (b)                                          3,332             0
Amounts due to and due from related parties
    Amount due from a company under common
    control (c)                                              1,624         4,079

(a) During the periods ended September 30, 2005 and September 30, 2004, the Company incurred management fees to three companies controlled by officers of the Company. Of the above amounts, $376,895 is payable as at September 30, 2005 and $257,561 is payable as at December 31, 2004.

(b) The Company paid royalty expense to Dairy One Technologies Limited, a related party in the amount of $3,332 (2004 - $0). At September 30, 2005 there is an account payable for this in amount of $3,332 (2004 - $0).

(c) The Company paid legal expenses for a company under common control during the year ended December 31, 2003 resulting in the above amount receivable from a company under common control.

7 - CAPITAL STOCK

Authorized

75,000,000 Common shares

Issued and fully paid

                                                                        Number                $
Dairy Fresh Technologies Ltd.
Balance as at December 31, 2004 and prior to the reverse
takeover transaction                                                 5,000,000               65
                                                                   ============================

Dairy Fresh Farms Inc.
Common shares as at December 31, 2004 and prior to the reverse
takeover transaction                                                14,400,000               65
Effect of reverse share split prior to reverse takeover
transaction (a)                                                    (12,000,000)              --
Common shares issued in exchange for common shares of Dairy
Fresh Technologies Ltd. (b)                                          9,250,000               --
Reverse takeover expenses funded by cash balance in Dairy
Fresh Farms Inc. (c)                                                    (1,719)
Common shares issued to advisors after reverse takeover
transaction (d)                                                      1,500,000            1,500
Common shares issued upon conversion of debentures, net of
costs of issuance (e)                                                  977,500          442,963
                                                                   ----------------------------
                                                                    14,127,500          442,809
                                                                   ============================

(a) Prior to the reverse takeover transaction, Dairy Fresh Farms Inc. implemented a reverse six for one share split, which reduced the issued common shares from 14,400,000 to 2,400,000.

(b) On March 3, 2005, 6351492 Canada Inc., a wholly owned subsidiary of Dairy Fresh Farms Inc., acquired all of the issued common shares of Dairy Fresh Technologies Ltd. in exchange for 9,250,000 shares of 6351492 Canada Inc, which are exchangeable for 9,250,000 restricted shares of common stock of Dairy Fresh Farms Inc. The net deficit position of Dairy Fresh Farms Inc. of $11,688 as of the date of the reverse takeover transaction has been charged to the deficit of Dairy Fresh Technologies Ltd., the legal subsidiary.

(c) The expenses related to the reverse takeover transaction were approximately $15,000, of which $1,719 has been netted against the equity, which represents the cash balance in Dairy Fresh Farms Inc. and the balance has been expensed against operations.

(d) As part of the reverse takeover transaction, the Company issued 1,500,000 fully paid common shares as a finders fee to the Company's advisors.

(e) During the first quarter of the current year, Convertible Debenture loans were converted into common shares of Dairy Fresh Farms Inc. The number of shares from the conversion of the debentures was 977,500. The issue costs of $47,969 are netted against the proceeds of the common shares issued. The net proceeds of this share issuance were $442,963, of which $305,196 was from debentures issued in 2005.

For the purposes of earning per share calculations, the weighted average common shares outstanding, basic and diluted have been retroactively restated to reflect the effect of the six for one share split and restated for the reverse takeover exchange ratio.

8 - ACCUMULATED COMPREHENSIVE LOSS

                                           September 30, 2005  December 31, 2004
                                                  (Unaudited)          (Audited)

Balance, beginning of period                         (61,702)           (18,332)

Foreign currency translation adjustment              (52,465)           (43,370)

Balance, end of period                              (114,167)           (61,702)

9 - COMPREHENSIVE LOSS

Comprehensive loss includes changes in the balances of items that are reported directly in a separate component of shareholders' equity in the Company's Unaudited Condensed Consolidated Balance Sheet. The components of comprehensive loss are as follows:

                                                Three months        Three months
                                             ended September     ended September    Nine months ended    Nine months ended
                                                   30, 2005             30, 2004   September 30, 2005   September 30, 2004
                                                (Unaudited)          (Unaudited)          (Unaudited)          (Unaudited)
                                         ---------------------------------------------------------------------------------
                                                          $                    $                    $                    $
Net loss as reported                               (455,147)             (33,433)          (1,251,942)            (162,492)
Foreign currency translation adjustment             (46,342)              (5,069)             (52,465)             (12,905)
                                         ---------------------------------------------------------------------------------
Comprehensive loss                                 (501,489)             (38,502)          (1,304,407)            (175,397)
                                         =================================================================================

10 - RECLASSIFICIATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

11 - SUBSEQUENT EVENTS

On October 4, 2005, additional Convertible Debenture Loans were converted into common shares of Dairy Fresh Farms Inc. The number of shares from the conversion of the debentures was 963,292. The issue costs of $41,260 were netted against the proceeds of the common shares issued. The net proceeds of this share issuance were $467,114.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to
<<anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth therein.

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

BACKGROUND

This discussion and analysis of financial position and results of operation is prepared as at September 30, 2005 and should be read in conjunction with the condensed consolidated financial statements for the quarter ended September 30, 2005. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2004 and, in the opinion of management, include all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Company's overview

During the quarter ended September 30th, 2005, the Company changed its name from Northwest Horizon Corporation to Dairy Fresh Farms Inc. ("Dairy Fresh" or the "Company").

Dairy Fresh and its wholly owned subsidiary, Dairy Fresh Technologies Ltd., have the exclusive license in Canada to develop and exploit the patented formula for a healthy milk based product "Dairy Fresh Farms". The Company has launched a 2-litre regular milk and a 1-litre lactose free product with Canada Safeway stores in Western Canada.

Dairy Fresh Farms is an all natural process resulting in a healthier milk based product which is low in cholesterol, trans fat free, lactose free, low in saturated fat, 99% fat free and has high levels of omega 6 and 3 and monounsaturated fat enhanced without compromising great taste.

Our products are produced under a co-packing agreement with Lucerne Foods [a division of Canada Safeway Limited] in Western Canada.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires application of management's subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in the subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to the condensed consolidated financial statements included in the Form 10QSB, we believe that the following accounting policies require the application of significant judgments and estimates.

Revenue recognition

The Company has entered into a co-packing agreement with a supplier. Under the terms of this agreement, the supplier manufactures the dairy products per the specifications and instructions of the Company and ships directly to the retailer. The supplier invoices and collects directly from the retailer. The supplier subtracts its manufacturing cost and markup, as well as freight and submits the net amount to the Company.

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

Stock based compensation

The Company has not implemented a stock based compensation plan at this time. There are plans to introduce an option plan in the fourth quarter of 2005.

Plan of operation

The plan of operation for the Company was developed over a two-year period. Management started by studying the Australian experience as it related to the Canadian market place. Significant sales numbers had been delivered out of Sydney Australia but with both market changes and potential differing Canadian tastes management decided to take another approach to tackling the Canadian market. Camelford Graham Research Group undertook an independent market research study. This study was conducted in Vancouver, British Columbia and Montreal, Quebec. The results from the study were published in December 2003 with resulting findings focusing our operations on several very important areas.

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

Our cash flow projections plan for an equity financing of $5.0 million USD during the fourth quarter of 2005 and first quarter of 2006, together with sales from our initial product launch across the country. However, if our sales do not meet our projections or our expenses exceed our expectations, then we may need to raise additional funds through additional public or private offerings of our securities. In such event, if we are unable to raise additional funds on a timely basis or at all, any progress with respect to our products, and, therefore, our potential revenues, would be adversely affected.

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

Revenues

The Company's two-litre regular milk product was listed with 134 Canada Safeway stores and the one litre lactose free product was listed with all 204 Safeway stores on January 12, 2005. These stores are all located in the western provinces. Revenues for the three-month period ended September 30, 2005 were $44,900 on 129,422 litres or $161,778 gross manufacturing sales. [June 30,2005 were $34,077 on 97,363 litres or $121,703 gross manufacturing sales]. There were no comparative sales figures for the period ended September 30, 2004 as the products were only launched in January 2005. Sales increased approximately 32% during the quarter over the previous quarter. Safeway had an exclusive sales period until March 7th, 2005. The Company is currently negotiating with a number of retailers and distributors in western Canada for the listing of the Company's two products during the next couple of months.

Operating Expenses

Advertising and product support

With the launch of the Company's initial two products there was a marketing program established to support sales. The majority of the focus was on in-store demos. There were approximately 300 in-store demos with over 100,000 samples during this quarter compared to 400 demos and 125,000 samples in the previous period.

In addition there were advertisements in Safeway flyers, a radio campaign and distribution of coupons offering price savings. The Company spent $258,217 for the quarter ended September 30, 2005 compared to $214,930 for the previous quarter. This increase was due to a radio campaign in Vancouver and surrounding area and a decrease in in-store demos.

Investor relations

The Company entered into a contract with ROI Group Associates Inc. of New York to provide investor relations services and public relations with the investment community. This contract started on June 1st of 2005. The Company spent $56,293 during the quarter ended September 30, 2005 compared to $23,777 in the quarter ended June 30, 2005. The increase is due to a full three-month period of the contract in the past quarter.

Management fees

Management fees approximated the previous quarter with no changes to the management structure.

Professional fees

Professional fees for the year have increased due to the share exchange and the reverse take over transaction. Audit and legal requirements for the Securities and Exchange Commission regulatory filings were new for the Company.

Travel

Travel costs were consistent at $28,311 for the quarter ended September 30, 2005 compared to $28,321 for the previous quarter. The travel costs relate to the launches of the Company's products in western Canada.

Off-Balance Sheet Arrangements

The Company did not engage in any off-balance sheet arrangements during the quarter.

Liquidity and Capital Resources

At September 30, 2005, we had a deficit accumulated of approximately $1,800,000 and we expect to incur additional losses in the short term at least until such time, if ever, that our products are manufactured and marketed profitably. We have financed our operations since inception primarily through the private placements of equity and debt securities. From our inception through September 30, 2005, we have received net proceeds of approximately $930,000 from private sales of our convertible debentures and deferral of management contracts of approximately $375,000.

At September 30, 2005 we had approximately $42,000 in cash. Net cash used in operating activities was approximately $75,000 for the quarter ended September 30, 2005 compared to approximately $450,000 for the quarter ended June 30, 2005 and $35,000 for the quarter ended September 30, 2004. The decrease in net cash used in operations during the quarter was primarily due to a deferral of current liabilities.

Net cash provided by financing activities was approximately $122,000 for the quarter ending September 30, 2005 compared to approximately $360,000 for the quarter ending September 30, 2005. The net cash provided by financing activities in the quarter ended September 30, 2005 was primarily due to the net proceeds of approximately $122,000 raised in private sales of convertible debt securities.

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

Risks Related to Our Company

We have not been profitable since our inception in 2003. As of September 30, 2005 we had an accumulated deficit of approximately $1,800,000 primarily as a result of our start up expenses. We may never realize sufficient revenues from the sale of our products or be profitable. Each of the following factors, among others, may influence the timing and extent of our profitability, if any:

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2005.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities

            None.

Item 3.  Defaults Upon Senior Securities

            Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

            None.

Item 5.  Other Information

On August 8, 2005, shareholders holding a majority of our issued and outstanding common stock approved an amendment to our Articles of Incorporation, changing our name from Northwest Horizon Corporation to Dairy Fresh Farms Inc. On November 2, 2005, we began trading on the "pink sheets" under the symbol DYFR.

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

                                        DAIRY FRESH FARMS INC.

                                        By /s/Robert Harrison
                                           -------------------------------------
                                           Robert Harrison
                                           Chief Executive Officer

   Date:  November 21, 2005

                                        By /s/ Don Paterson
                                           -------------------------------------
                                           Don Paterson
                                           Principal Accounting Officer

   Date:  November 21, 2005