Form 10KSB
period 2005-12-31
NORTHWEST HORIZON CORP
filed 2006-05-26
CIK 1274001

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________ TO ______________________

                        COMMISSION FILE NUMBER 333-111486

                              DAIRY FRESH FARMS INC


           NEVADA                      2023                  98-040-7549
(State or Other Jurisdiction    (Primary Standard         (I.R.S. Employer
     of Incorporation or            Industrial           Identification No.)
       Organization)        Classification Code Number)

413 CHURCHILL AVENUE N., OTTAWA, ONTARIO, CANADA               K1Z 5C7
------------------------------------------------------------------------
    (Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code: 613-724-2484

                                 Joseph I. Emas
                              1224 Washington Ave
                             Miami Beach, FL 33139
                                  305-531-1174
       (Name, address, including zip code, and telephone number, including area code, of agent for service of process)


         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:
                                      NONE

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                    COMMON STOCK, $0.001 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for the fiscal year ended December 31, 2005 were $150,555.

The number of shares outstanding of the issuer's common stock as of April 30, 2006 was 15,681,792 shares. The aggregate market value of the common stock of the Company held by non-affiliates, based on the closing price of the common stock on the over the counter market as of April 30, 2006 was $4,751,510

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I

Item 1.      Description of Business...........................................2
Item 2.      Description Properties............................................3
Item 3.      Legal Proceedings.................................................4
Item 4.      Submission of Matters to a vote of Security Holders...............4

PART II

Item 5.      Market for Common Equity and Related Shareholder Matters..........4
Item 6.      Management's Discussion and Analysis or Plan of Operation.........4
Item 7.      Financial Statements..............................................9
Item 8.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure...............................9
Item 8A.     Controls and Procedures...........................................9
Item 8B.     Other Information................................................10

PART III

Item 9.      Directors and Executive Officers of the Registrant...............10
Item 10.     Executive Compensation...........................................11
Item 11.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholders Matters.................................14
Item 12.     Certain Relationships and Related Transactions...................15

PART IV

Item 13.     Exhibits.........................................................15
Item 14.     Principal Accountant Fees and Services...........................15

SIGNATURES....................................................................17

PART I

ITEM 1. DESCRIPTION OF BUSINESS

ORGANIZATION WITHIN LAST FIVE YEARS

Northwest Horizon Corporation (n/k/a Dairy Fresh Farms, Inc.) was (incorporated on February 5, 2003, in the State of Nevada as a development stage Company. Northwest Horizon Corporation was formed to establish a transportation broker specializing in the long-haul trucking industry of Western Canada. A transportation broker finds a trucking Company to facilitate the transportation of both raw materials and finished products from a pick up location to a specified destination point.

On January 18, 2005, the Management of the Company announced that they concluded that the Company will not be able to raise the necessary funds to operate the current business and continue with the existing business model and plan. Accordingly, management sought new opportunities that could be acquired via a reverse merger transaction or alternative business opportunities with the intent to assure that the Company becomes a viable going concern.

On February 2, 2005, the Company executed a letter of intent whereby Northwest Horizon proposed to exchange shares of Northwest Horizon Corporation for one hundred percent (100%) of the outstanding shares of Dairy Fresh Technologies Ltd. ("DFTL"), a federally chartered Canadian corporation.

On February 28, 2005, we completed the acquisition of Dairy Fresh Technologies Ltd., a Canadian Company, pursuant to an Agreement and Plan of Merger. At the effective time of the merger, March 3, 2005, Dairy Fresh Technologies Ltd. was merged with and into our wholly owned subsidiary, 6351492 CANADA INC., a Canadian corporation.

Northwest Horizon Corporation then changed its name to Dairy Fresh Farms Inc.


DESCRIPTION OF BUSINESS

Dairy Fresh Farms is in the business of selling its patented and branded New Generation Dairy products to the Canadian Market Place. We have completed our Beta Stage market launch in Western Canada within 205 Safeway Stores. The product was first introduced on January 15, 2005 with the introduction of in store demonstrations and taste testing, coupon promotion, trade advertisement and radio ads.

Our goal is to introduce 2 two more additional carton sizes for a total of 4 four (SKU's) in Western Canada in 2006 to broaden the choices for consumers and to produce the product in Ultra High Temperature format in order to extend the shelf life.

All of Dairy Fresh Farms ingredients will be supplied, in branded packaging, by two major suppliers to our manufacturing co-packing plant. The plant will be responsible for purchasing ingredients off these approved Dairy Fresh Farms suppliers.

The next steps will involve the distribution of the liquid milk product to the wider market place. We are aiming to roll this out to the remaining major retailers in Western Canada first, then move into the larger markets in Eastern Canada starting after the fourth quarter of 2006. We have identified three independent distribution companies for Western Canada who will be responsible for collecting our product from the production plant, they will ship and or warehouse and distribute to the market. The term market refers to all major grocery store chains and independent retailers in the grocery business who Dairy Fresh Farms management have identified as qualified customers. Management's aim is to ensure that we receive a wide distribution across the whole grocery business so as not to rely on a small customer base. Our 2005 feedback from the field supports our earlier market research assumptions that Dairy Fresh Farms is a mainstream product, which will flourish with wide scale distribution across all sections of the grocery business.

The timing and speed of this roll out is directly linked to the timing of financing raised by the Company so that we can properly fund our business plan.

The company is also pursuing a licensing strategy for our patent. Our goal is to license one or more of our product lines to a third party joint venture partner. This is in its early development stages but could involve the licensing of, for instance, milk chocolate. The advantage of running a licensing business model in conjunction with our existing branded products business model is that the cost at this early stage is minimal but will enjoy additional market exposure as the brand moves out to the open market. Both models run in parallel while feeding off of each other's positive accomplishments.

"Dairy Fresh Farms(TM)" is a patented technology that produces monounsaturated-enhanced dairy products. This breakthrough technology transforms low fat dairy products into creamy great tasting healthy products.

The US Government's NCEP Guidelines (May 15, 2001) recommended that up to 80% of total caloric intake through fat be consumed as monounsaturated fats to lower serum cholesterol.

"Canola has a very low level of saturated fatty acids, a high level of monounsaturated fatty acids and the essential Omega-3s. Adding canola oil to skim milk adds these nutritional components, along with Vitamin E and K, without compromising the taste. Canola would also complement the `mouth feel' of a much higher fat level milk product without adding cholesterol to the drinker's diet." (Alberta Canola Producers Commission) "31%, or 90 million people, in North America have lactose maldigestion". (Journal of the American College of Nutrition Vol. 20, No. 2, 198S-207S, 2001) "Dairy Fresh Farms(TM)" meets this market demand.

"Dairy Fresh Farms(TM)" is Trans Fat Free - "Like saturated fat (the kind mainly found in dairy products and meat and poultry), trans fat has been shown to boost levels of the artery-clogging LDL- cholesterol or `bad' cholesterol. And to make matters worse, trans fat also lowers the amount of the protective HDL-cholesterol (the `good' cholesterol) in the blood - a double whammy that makes foods high in trans fat much more of a threat to heart health than those previously avoided by the cholesterol-conscious." (Rosie Schwartz, dietitian, Jan. 2004, Ottawa Citizen)

The following product extensions are also possible with additional development: monounsaturated-enhanced ice cream, soft-serve, frozen desserts, cultured products, cottage cheeses, coffee creamers, spreads, sour creams, cream cheeses, dips, weight loss drinks and dairy organics. These additional products will be developed once we have created a bridgehead with the liquid milk into the market. Our goal is to concentrate our efforts and focus on one product at a time so as to not stray from the business model. These additional product extensions are suggested purely as examples of the total size of food basket we are aiming at.

ITEM 2. DESCRIPTION OF PROPERTY

The lease of office space ended on September 30, 2005. We are now on a month-to-month lease with the landlord while we negotiate a new lease. Our lease is currently based on $18,000 per year pro-rated per month. Management anticipates that future lease payments will be budgeted approximately as follows:

Year ended December 31,

        2005              $13,800
        2006              $20,000 Budgeted
        2007              $22,000 Budgeted
        2008              $24,200 Budgeted
        2009              $26,600 Budgeted

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and are not aware of any threatened or contemplated proceeding by any governmental authority against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matters to security holders in the fourth quarter 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Dairy Fresh's common stock recently began trading on the "pink sheets" under the stock symbol DYFR.PK as of the fourth quarter of 2005. The high and low closing bid information for our common stock is based on information received from Bloomberg L.P., Pinksheets.com and Market Services, and a company market maker.

                                                  High                  Low

         December 31, 2005                       $0.78                 $0.78
         March 31, 2006                          $0.77                 $0.77


The quotations set forth above reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions. The shares of common stock are being offered for sale by the selling stockholders at prices established on the "pink sheets" or in negotiated transactions during the term of this offering. These prices will fluctuate based on the demand for the shares.

As of April 30, 2006 there were approximately 113 holders of record of our common stock.

Holders of our common stock are entitled to cash dividends when, as may be declared by the board of directors. We do not intend to pay any dividends in the foreseeable future and investors should not rely on an investment in us if they require dividend income. We intend to retain earnings, if any, to finance the development and expansion of our business. Future dividend policy will be subject to the discretion of our board of directors and will be based upon future earnings, if any, our financial condition, capital requirements, general business conditions and other factors. There can be no assurance that cash dividends of any kind will ever be paid.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-KSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to
<<anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth therein.

Management's Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated financial statements as of and for the years ended December 31, 2005 and 2004 included herein.

BACKGROUND

This discussion and analysis of financial position and results of operation is prepared as at December 31, 2005. These consolidated financial statements have been prepared using the generally accepted accounting principles in the United States of America on the same basis as the audited consolidated financial statements for the year ended December 31, 2004 and, in the opinion of management, include all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company.

COMPANY'S OVERVIEW

During the year ended December 31, 2005, the Company changed its name from Northwest Horizon Corporation to Dairy Fresh Farms Inc. ("Dairy Fresh" or the "Company").

Dairy Fresh and its wholly owned subsidiary, Dairy Fresh Technologies Ltd., have the exclusive license in Canada to develop and exploit the patented formula for a healthy milk based product "Dairy Fresh Farms". The Company has completed a trial launch of their 2-litre regular milk and a 1-litre lactose free product with Canada Safeway stores in Western Canada.

Dairy Fresh Farms is an all natural process resulting in a healthier milk based product that is low in cholesterol, trans fat free, lactose free, low in saturated fat, 99% fat free and has high levels of omega 6 and 3 and monounsaturated fat enhanced without compromising great taste.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements requires application of management's subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in the subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to the consolidated financial statements included in the Form 10-KSB, we believe that the following accounting policies require the application of significant judgments and estimates.

REVENUE RECOGNITION

The Company had entered into a co-packing agreement with a supplier. Under the terms of this agreement, the supplier manufactures the dairy products per the specifications and instructions of the Company and ships directly to the retailer. The supplier invoices and collects directly from the retailer. The supplier subtracts its manufacturing cost and markup, as well as freight and submits the net amount to the Company.

The Company records the revenue on a net basis in compliance with EITF 99-19, "Reporting Revenues Gross as a Principle versus Net as an Agent". This is because the Company is not the primary obligor in the arrangement, as it relies on the supplier to provide the goods. Also, the Company has limited liability to assume risk of non-payment by its retailers.

The Company also records its revenue in accordance with SAB 104, which requires that four basic criteria must be met before revenue can be recognized (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the fee is fixed and determinable; and (iv) collectibility is reasonably assured.

The Company recognizes revenue when the product is shipped from the supplier.

STOCK BASED COMPENSATION

The Company has not implemented a stock option based compensation plan at this time. There are plans to introduce an option plan in the second quarter of 2006.

PLAN OF OPERATION

The plan of operation for the Company was developed over a three-year period. Management started by studying the Australian experience as it related to the Canadian market place. Significant sales numbers had been delivered out of Sydney, Australia but with both market changes and potential differing Canadian tastes management decided to take another approach to tackling the Canadian market. Camelford Graham Research Group undertook an independent market research study. This study was conducted in Vancouver, British Columbia and Montreal, Quebec. The results from the study were published in December 2003 with resulting findings focusing our operations on several very important areas.

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

The most significant conclusion from our test launch with Canada Safeway/Lucerne was the need to produce the product in Ultra High Temperature (UHT) form, which will provide extended shelf life to approximately 45 days. This is necessary to build brand awareness with the consumers during the early stages of growth and allow sufficient distribution time, as the product is rolled out to other retailers. Otherwise the company would need to spend excessive amounts on marketing and in store demos in order to move the product on a timely basis.

We finished our test launch in December 2005. When financing is completed we will resume our production and distribution plan for Western Canada and the rest of Canada. Our cash flow projections plan for an equity financing of $3.0 million USD during the second and third quarters of 2006. We will continue to rely on private funding.

Assuming our funding is raised, we intend to focus our sales and marketing efforts over the next 12 months on expanding our distribution and retail share in the rest of the Canadian market place. In such event, if we are unable to raise additional funds on a timely basis or at all, any progress with respect to our products, and, therefore, our potential revenues, would be adversely affected.

RESULTS OF OPERATIONS
FLUCTUATIONS IN OPERATING RESULTS

Our results of operations have fluctuated significantly from period to period and are likely to continue to do so in the future. Management anticipates that our annual results of operations will be impacted for the foreseeable future by several factors including the progress and timing of expenditures related to product launches. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

REVENUES

The Company's two-litre regular milk product was listed with 134 Canada Safeway stores and the one litre lactose free product was listed with all 204 Safeway stores on January 12, 2005 and ended on December 10, 2005. These stores were all located in Canada's four Western Provinces. Revenues for the year ended December 31, 2005 were $150,555 on 436,000 litres or $654,000 gross manufacturing sales as a comparison. There were no comparative sales figures for the year ended December 31, 2004 as the products were only launched in January 2005.

OPERATING EXPENSES

FREIGHT AND PRODUCT COSTS

Freight and product costs relate to brokerage fees, shipping, and laboratory services.

ADVERTISING AND PRODUCT SUPPORT

With the launch of the Company's initial two products there was a marketing program established to support sales. The majority of the focus was on in-store demos. There were approximately 1200 in-store demos with over 400,000 samples during the year ended December 31, 2005.

In addition there were advertisements in Safeway flyers, a radio campaign and distribution of coupons offering price savings. The Company spent $730,500 for the year ended December 31, 2005 compared to $26,153 for the previous year. This increase was due to the launch of the product with Safeway.

INVESTOR RELATIONS

The Company entered into a contract with ROI Group Associates Inc. of New York to provide investor relations services and public relations with the investment community. This contract started on June 1 of 2005. The Company spent $202,755 during the year ended December 31, 2005.

MANAGEMENT FEES

Management fees were $392,041 for the year compared to $191,126 during the previous year. This increase was due to a full year of operations in 2005. The management services covered the positions of CEO/President, Executive Vice-President, CFO, and Chairman.

FINDER'S FEE FOR REVERSE TAKEOVER TRANSACTION

As part of the reverse takeover transaction, the Company issued 1,500,000 fully paid common shares as finder's fee to the Company's advisors.

PROFESSIONAL FEES

Professional fees for the year have increased due to the share exchange and the reverse takeover transaction. Audit and legal requirements for the Securities and Exchange Commission regulatory filings were new for the Company in 2005.

BAD DEBTS

Bad debts for the year ended December 31, 2005 amounting to $10,636 relates to amounts receivable from a subtenant for the rental of office space. The receivable was outstanding since last year and the said subtenant no longer occupies the office space. Management determined that the receivable was no longer collectible.

TRAVEL

Travel costs were $100,742 for the year ended December 31, 2005 compared to $46,095 for the previous year. The travel costs relate to the launches of the Company's products in Western Canada.

OFF-BALANCE SHEET ARRANGEMENTS

The Company did not engage in any off-balance sheet arrangements during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, we had a deficit accumulated of approximately $2,210,000 and we expect to incur additional losses in the short term at least until such time, if ever, that our products are manufactured and marketed profitably. We have financed our operations since inception primarily through the private placements of equity and debt securities. From our inception through December 31, 2005, we have received net proceeds of approximately $1,017,000 from private sales of our convertible debentures. We have been able to reduce our cash requirements with the deferral of management contracts of approximately $500,000 accumulated up to December 31, 2005. The payment terms have not been defined for these management contracts.

At December 31, 2005 we had approximately $13,000 in cash. Net cash used in operating activities was $959,000 for the year ended December 31, 2005 compared to $175,332 for the year ended December 31, 2004. The primary difference in the use of cash in operations between 2005 and 2004 is that with the trial market launch in 2005, Dairy Fresh Farms Inc. saw increased spend rates for travel, marketing and advertising its two SKU's in Western Canada within the Safeway Stores.

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

Our cash flow projections plan for an equity financing of $3.0 million USD during the second and third quarters of 2006. We will continue to rely on private funding.

Assuming our funding is raised, we intend to focus our sales and marketing efforts over the next 12 months on expanding our distribution and retail share in the rest of the Canadian market place. In such event, if we are unable to raise additional funds on a timely basis or at all, any progress with respect to our products, and, therefore, our potential revenues, would be adversely affected.

In the event that our plans change, our assumptions change or prove inaccurate, or if our existing cash resources, together with other funding resources including anticipated sales of our products, otherwise prove to be insufficient to fund our operations, we could be required to seek additional financing above and beyond the amounts noted above.


ITEM 7. FINANCIAL STATEMENTS

See the Company's financial statements beginning on page 18.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with our accountant for the year ended December 31, 2005 or any interim period.

We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountant on accounting and financial disclosures during our two recent fiscal years or any later interim period.

ITEM 8A CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2005 were not effective, due to the material weakness in our internal controls over financial reporting described below, and other factors related to the Company's financial reporting processes and information technology security protocols.

The Company's independent registered public accounting firm advised the Audit Committee and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness. Their primary concern was the adequacy of review of supporting schedules that result in adjusting journal entries being entered into the accounting systems that were inaccurate or disclosures in the notes to the financial statements that were incorrect and inadequate. These inaccuracies were not detected by the control procedures of management reviewing the schedules and supporting documentation, resulting in errors appearing on the financial statements and subsequent detection in the audit. Their other area of concern was the inadequate segregation of duties among the administrative staff. Due to the size of our company and the costs to remediate these issues, we still consider these concerns to be relevant.


There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the year ended December 31, 2005.

ITEM 8B OTHER INFORMATION

None.




PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth the directors and officers of the Company.



NAME                      AGE       POSITION
----                      ---       --------
NICOLAS MATOSSIAN         63        Chairman of the Board of Directors
ROBERT C. HARRISON        60        President, Chief Executive Officer, Director
DON PATERSON              53        Chief Financial Officer, Director
IAN MORRICE               47        Executive Vice President
RICHARD FARRELL           43        Director


BUSINESS EXPERIENCE

All of our directors serve until their successors are elected and qualified by our shareholders, or until their earlier death, retirement, resignation or removal. The following is a brief description of the business experience of our executive officers, director and significant employees:

NICOLAS MATOSSIAN, Chairman of the Board of Directors

Dr. Matossian became CEO of Dairy Fresh Technologies Ltd. on December 1, 2001. His educational background includes a B.A. from McGill University, Montreal, a M.B.A. from Harvard University, Boston and a Ph.D. from McGill University, Montreal.

Dr. Matossian was a Professor of Economics, Faculty of Management at McGill University in Montreal 1967-1970; Director of Operations Manitoba Development Corporation 1970-1973; Managing Partner ERA Consulting Economics Inc.; Economic and Business Consultant to the Federal Government (CDN) and to Major Corporations and Financial Institutions 1973-1992. Senior Consultant and later Chief Operating Officer Cedar Group Inc., publicly listed U.S. Holding Corporation (sales of U.S. $600 million) and owner of Dominion Bridge Inc. (Pipeline and Fabrication) Canada SteenBecker HVAC Contractors Canada / U.S.; Unimetric Corporation Industrial Fasteners U.S. / France; McConnell Dowell Corporation (66% owned) Engineering and Construction. Publicly listed Australian Corp. Davie Shipbuilding-Ship and Platform Builders, Canada. During his tenure as COO, Dr. Matossian was a Director of the parent and of each of the subsidiaries.

Other accomplishments of Dr. Matossian include his position as City Councilor for the City of Westmount (Montreal) since 1990. He was awarded Canada Council Grant for Economic Research. Knighted to the Order of St. Maurice & Lazare Dynastic Order of the Royal House of Savoy (Italy). He is Chairman of Fund N-77 for the Montreal Children's Hospital.


ROBERT C. HARRISON, President and Chief Executive Officer and Director

Mr. Harrison became President and CEO of Dairy Fresh Technologies Ltd in October 2002. His academic background is extensive, including Accounting, Finance, Human Resources and Marketing from Sheridan College in Toronto, Ontario; Strategic Planning, International Agri-Business from Harvard Business School in Boston, Massachusetts.

His skill summary includes expert sales contract negotiator, highly developed leadership skills, complete understanding of the branding, licensing, distribution and warehousing business in Canada and the United States.

From 1966-1990 at Neilson Dairy, a division of George Weston Limited, he rose to Senior Vice President and General Manager of the Dairy Frozen Division (sales $500 million), with over 700 employees both salaried and unionized remaining strike-free under his stewardship. From 1991-1996 he was President and CEO of Robert C. Harrison Food Brokers Inc. He created a unique food and non-food brokerage business with a focus on food and mass-merchandising retailers nationally and, excellent relationship development with Loblaws, A&P, Provigo, Sobey's, Safeway and Loeb.

1997-2002 Mr. Harrison was President and CEO of Stoney Creek Ice Cream Delicious Alternative Desserts Ltd. He revamped the manufacturing, warehousing and distribution to make a world-class dairy manufacturing facility. He negotiated licensing and trademark agreements with notable companies such as Cadbury (frozen desserts), Movenpick Ice Cream (Switzerland), Ben & Jerry's Ice Cream (Vermont, U.S.) and exclusive distribution agreement with Tropicana frozen products.

DON PATERSON, Chief Financial Officer, Director

Mr. Paterson was appointed CFO of Dairy Fresh Technologies Ltd. on December 1, 2001. His educational background includes B.Com from the University of Ottawa 1973-1977 and St. Francis Xavier University 1971-1972. Chartered Accountant Designation Alberta Institute 1979 and Ontario Institute 1980. His career includes controllership of Lumonics Inc., a publicly traded manufacturer of laser equipment for medical and industrial applications with sales of $50 million and Vice President Finance of a national food service company with sales value in excess of $22 million. He is currently owner of Paterson & Company, an Ottawa based public accounting firm servicing a variety of retail, construction and service companies. As well, he is a management consultant, Immigration Investment Program (Canada) (1991 to present). Mr. Paterson is a past Director of the Ottawa Senators Hockey Club (NHL).

IAN MORRICE, Executive Vice-President

Mr. Morrice was appointed Executive Vice President of Dairy Fresh Technologies Ltd. on January 1, 2002. Prior to this he was Founder, Chairman and CEO of Pritchard Morrice Inc., a private Company that specialized in Urban Scapes (1982-1988). Mr. Morrice also founded Rare Earth Environmental (1991 to present) and is past Director of Palladium Foods Inc. (Corel Centre) and Hard Rock the Byward Market Inc. He is Co-Founder of the Ottawa Senators NHL Hockey Team. He is currently a member of the Farmers Federation of Ontario 1998 to present. His educational background includes B.A. Honours from Carleton University, Ottawa 1978-1982 in Urban Studies with postgraduate work in demographics.


RICHARD FARRELL, BCOMM, LLB, SIA, Director

Mr. Farrell, is one of the founding shareholders of Dairy Fresh Technologies Ltd. Prior to Dairy Technologies, He was an Investment Banker in Australia for 10 years with various advisory firms, including Ernst & Young Corporate Finance, Deloitte Touche Corporate Finance and Beerworth & Partners (M&A). Mr. Farrell is well experienced with mergers and acquisitions, capital raisings, commercial law, licensing arrangements and corporate structuring.

FAMILY RELATIONSHIPS

There are no family relationships between any two or more of our directors or executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

BOARD COMMITTEES AND INDEPENDENCE

All of the directors serve until the next annual meeting of common shareholders and until their successors are elected and qualified by our common shareholders, or until their earlier death, retirement, resignation or removal. Our Bylaws authorized the Board of Directors to designate from among its members one or more committees and alternate members thereof, as they deem desirable, each consisting of one or more of the directors, with such powers and authority (to the extent permitted by law and these Bylaws) as may be provided in such resolution.

Our board of directors intends to establish two committees, specifically an Audit Committee, and a Compensation Committee. The principal functions of the Audit Committee are to recommend the annual appointment of the Company's auditors concerning the scope of the audit and the results of their examination, to review and approve any material accounting policy changes affecting the Company's operating results and to review the Company's internal control procedures. The principal functions of the Compensation Committee are to review and recommend compensation and benefits for the executives of the Company.

The entire Board of Directors will perform the function of the Audit Committee until we appoint directors to serve on the Audit Committee.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth for the years ended December 31, 2005, 2004, and 2003 the compensation awarded to, paid to, or earned by, our Chief Executive Officer and our three other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000. No other officer had compensation of $100,000 or more for 2005, 2004, and 2003.

                           ANNUAL COMPENSATION                                      LONG TERM COMPENSATION
                           -------------------                           -------------------------------------------
                                                                         AWARDS                              PAYOUTS
                                                                         ------                              -------

                                                                                                SECURITIES                 ALL
                                                                                                UNDERLYING                OTHER
  NAME AND PRINCIPAL                                          OTHER ANNUAL      RESTRICTED       OPTIONS/      LTIP       COMPEN-
  POSITION                 YEAR        SALARY        BONUS    COMPENSATION    STOCK AWARD (S)    SARS (#)     PAYOUTS     SATION
  ------------------       ----        ------        -----    ------------    ---------------   ----------    -------     ------
  ROBERT C. HARRISON       2005       $100,000         -           -                -               -            -          -
  PRES., AND CEO*          2004       $ 95,500         -           -                -               -            -          -
                           2003       $ 46,500         -           -                -               -            -          -
  IAN C. MORRICE           2005       $100,000         -           -                -               -            -          -
  EXECUTIVE VP*            2004       $95,500          -           -                -               -            -          -
                           2003       $46,500          -           -                -               -            -          -


*Compensation is earned through management agreements with the Company.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

NONE.

EMPLOYMENT AGREEMENTS

The management agreement for Robert C. Harrison is for a period of three years and provides for an annual salary of $100,000 USD. In addition, Mr. Harrison will receive standard benefits as determined by our Board of Directors. A new employment agreement is in front of the compensation committee and will be ratified at the next board meeting. The effective date of this new contract is January 1, 2006.

The management agreement for Ian C. Morrice is for a period of three years and provides for an annual salary of $100,000 USD. In addition, Mr. Morrice will receive standard benefits as determined by our Board of Directors. A new employment agreement is in front of the compensation committee and will be ratified at the next board meeting. The effective date of this new contract is January 1, 2006.


AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of common stock as of March 31, 2006 by (i) each stockholder who is known by the Company to own beneficially more than five percent of the Company's outstanding common stock, (ii) each director of the Company, (iii) the Company's executive officer named in the Summary Compensation Table, and (iv) by all executive officers and directors of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, the address of each person is 413 Churchill Avenue N., Ottawa, Ontario, Canada K1Z 5C7.

        ------------------------------------------------------------------------------------------
        NAME OF SHAREHOLDER
                                                              NUMBER OF SHARES OWNED  PERCENTAGE
        ------------------------------------------------------------------------------------------
        NICOLAS MATOSSIAN                                          5,825,001(1)              32.6%
        ------------------------------------------------------------------------------------------
        ROBERT C. HARRISON                                         1,208,333(2)               6.7%
        ------------------------------------------------------------------------------------------
        DON PATERSON                                               5,825,001(3)              32.6%
        ------------------------------------------------------------------------------------------
        IAN MORRICE                                                5,825,001(4)              32.6%
        ------------------------------------------------------------------------------------------
        RICHARD FARRELL                                            2,416,666(5)             13.54%
        ------------------------------------------------------------------------------------------
        TOTAL SHARES HELD BY DIRECTORS, OFFICER, CONTROL           9,450,000                 60.5%
        AND OR AFFILIATES
        ------------------------------------------------------------------------------------------

        ------------------------------------------------------------------------------------------
        Purple Cow Investments Inc.                                5,825,001(1)(3)(4)        32.6%
        ------------------------------------------------------------------------------------------
        Dairy Technologies Inc.                                    2,416,666(5)             13.54%
        ------------------------------------------------------------------------------------------
        Robert C. Harrison Ltd                                     1,208,333(2)               6.7%
        ------------------------------------------------------------------------------------------

        ------------------------------------------------------------------------------------------

        ------------------------------------------------------------------------------------------
        TOTAL SHARES HELD BY PUBLIC                                6,231,792                 39.5%
        ------------------------------------------------------------------------------------------
        TOTAL SHARES OUTSTANDING                                  15,681,792                  100%
        ------------------------------------------------------------------------------------------

        ------------------------------------------------------------------------------------------
        Warrants                                                   2,220,792(6)
        ------------------------------------------------------------------------------------------

        ------------------------------------------------------------------------------------------
        TOTAL SHARES OUTSTANDING ON A FULLY DILUTED BASIS         17,902,584
        ------------------------------------------------------------------------------------------

(1) Nicolas Matossian is a 30% holder in Purple Cow Investments Inc., (which holds 5,825,001 shares of the Company's common stock) .
(2) Robert C. Harrison is the controlling person of Robert C. Harrison Ltd, which holds 1,208,222 shares of the Company's common stock.
(3) Don Paterson is a 30% holder in Purple Cow Investments Inc., (which holds 5,825,001 shares of the Company's common stock) .
(4) Ian Morrice is a 30% holder in Purple Cow Investments Inc., (which holds 5,825,001 shares of the Company's common stock) .
(5) Richard Farrell is a 50% holder in Dairy Technologies Inc. (which holds 2,416, 666 shares of the Company's common stock) .
(6) A total of 2,220,792 share purchase warrants where issued granted the holder the option to purchase one share at USD $0.75 per share and in the event all warrants are exercised a total of 2,220,792 shares will be issued, which will procure the Company with a total proceed of USD $1,665,729. No options of Dairy Fresh Farms Inc. have been issued at the time of the filing of this document. As of the date of this document there is no option plan in place.

CHANGES IN CONTROL

We are not aware of any arrangements that may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Related Party Transactions Within the Past Two Years. The following are certain transactions or proposed transactions during the last two years to which we were a party, or proposed to be a party, in which certain persons had a direct or indirect material interest: During the years ended December 31, 2005 and December 31, 2004, the Company incurred management services to four companies controlled by officers of the Company totaling to $346,706 and $191,126, respectively. The management fees payable are $500,704 as at December 31, 2005 and $257,561 as at December 31, 2004.

PART IV

ITEM 13. EXHIBITS

(a)   Exhibits

EXHIBIT NUMBER                       DESCRIPTION

3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 23, 2003).
3.2 Bylaws (incorporated by reference from Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 23, 2003).

14.1        Code of Ethics
31.1 Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer

31.2 Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer
32.1        Section 1350 Certification of the Chief Executive Officer
32.2        Section 1350 Certification of the Chief Financial Officer


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Raymond Chabot Grant Thornton LLP ("RCGT") has audited the Company's financial statements annually since December 31, 2004. Fees related to services performed by RCGT in 2004 and 2005 were as follows:

                                             2005                 2004
                                           -------               ------
Audit Fees (1)                             $97,000               $4,000
Audit-Related Fees                             -0-                  -0-
Tax Fees (2)                                   -0-                  -0-
All Other Fees (3)                             -0-                  -0-


Total                                      $97,000               $4,000

                        (1) Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

                        (2) Tax fees principally included tax advice, tax planning and tax return preparation.

                        (3) Other fees related to registration statement reviews and comments.

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited consolidated financial statements of the Company contained in the Company's Annual Report on Form 10-KSB for the Company's 2005 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company's Annual Report on Form 10-KSB for its 2005 fiscal year for filing with the SEC.

Audit Committee's Pre-Approval Policies

The Board's policy is now to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company's independent registered public accounting firm; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided;
(2) were not recognized as non-audit services at the time of the engagement; and
(3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

The Board pre-approved all fees described above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ottawa, Ontario, Canada

Date: May 26, 2006.
                             Dairy Fresh Farms, Inc.

                             /S/ ROBERT C. HARRISON
                             ----------------------
                             By:  ROBERT C. HARRISON
                             President, CEO, Director

                             /S/ DON PATERSON
                             ----------------------
                             By:  DON PATERSON
                             Chief Financial Officer, Director


      In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signatures                Title                                   Date


ROBERT C. HARRISON        President, Chief Executive Officer,     May 26, 2006
                          Director
NICOLAS MATOSSIAN         Chairman of the Board of Directors      May 26, 2006

                          Chief Financial Officer, Director       May 26, 2006
DON PATERSON

RICHARD FARRELL           Director                                May 26, 2006

                             DAIRY FRESH FARMS INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


           Report of Independent Registered Public Accounting Firm            2

           Consolidated Financial Statements

                Operations                                                    3

                Deficit and Comprehensive Loss                                4

                Cash Flows                                                    5

                Balance Sheets                                                6

                Notes to Consolidated Financial Statements                 7-17

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of Dairy Fresh Farms Inc.


We have audited the accompanying consolidated balance sheets of Dairy Fresh Farms Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders' deficit and comprehensive loss and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Dairy Fresh Farms Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss of $1,662,262 and used $959,007 of cash from operations, during the year ended December 31, 2005. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Chartered Accountants

Ottawa, Canada
May 19, 2006

DAIRY FRESH FARMS INC.
CONSOLIDATED OPERATIONS
Expressed in U.S. Dollars


                                                YEAR ENDED         YEAR ENDED
                                            DECEMBER 31, 2005  DECEMBER 31, 2004
                                            ------------------------------------
                                                          $                 $


REVENUES                                            150,555                --
                                                 ----------------------------

OPERATING EXPENSES
    Freight and product costs                        46,215                --
    Advertising and product support                 730,500            26,153
    Investor relations                              202,755                --
    Depreciation of property and equipment            4,477             1,889
    Finder's fee for reverse takeover
    transaction                                     100,000                --
    Interest and bank charges, net                    9,777               482
    Management fees                                 392,041           191,126
    Office                                           20,244             7,356
    Professional fees                               155,969            39,462
    Rent                                             13,829             6,482
    Telecommunications                               25,632            12,284
    Bad debts                                        10,636                --
    Travel                                          100,742            46,095
                                                 ----------------------------
                                                  1,812,817           331,329
                                                 ----------------------------
NET LOSS                                         (1,662,262)         (331,329)
                                                 ============================

BASIC AND DILUTED LOSS PER SHARE                     ($0.12)           ($0.04)
                                                 ============================
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING, BASIC AND DILUTED                   13,544,547         9,250,000
                                                 ============================


The accompanying notes are an integral part of the consolidated financial statements.

DAIRY FRESH FARMS INC
DEFICIT AND COMPREHENSIVE LOSS
Expressed in U.S. Dollars

                                      Number of                                                  Accumulated
                                    common shares                                                   other          Total
                                      issued and        Share      Contributed    Accumulated   comprehensive   shareholders'
                                     outstanding       capital       surplus        deficit          loss          equity
-----------------------------------------------------------------------------------------------------------------------------
                                                              $              $              $              $              $
                                     -----------    -----------    -----------    -----------    -----------    -----------

BALANCE AS AT DECEMBER 31, 2003        5,000,000             65                      (204,308)       (18,332)      (222,575)
                                     -----------    -----------    -----------    -----------    -----------    -----------
   DAIRY FRESH TECHNOLOGIES LTD
   Shareholder advances that were
   forgiven                                                            282,406                                      282,406

   Comprehensive loss                                                                                                    --

    Net loss                                                                         (331,329)
    Cumulative translation
    adjustment                                                                                       (43,370)

    Total comprehensive loss                                                                                       (374,699)
                                     -----------    -----------    -----------    -----------    -----------    -----------

BALANCE AS AT DECEMBER 31, 2004        5,000,000             65        282,406       (535,637)       (61,702)      (314,868)
                                     ===========
   DAIRY FRESH FARMS INC
  Common shares as at December 31,
  2004 and prior to the reverse
  takeover transaction                14,400,000                                                                         --
  Effect of reverse shares split
  prior to reverse takeover
  transaction (Note 10 - a)          (12,000,000)                                                                        --

  Common shares issued in exchange
  for common shares of Dairy Fresh
  Technologies Ltd. (Note 10 - b)      9,250,000                                                                         --

  Reverse takeover expenses funded
  by cash balance in Dairy Fresh
  Farms Inc. (Note 10 - c)                               (1,719)                                                     (1,719)

  Common shares issued to advisors
  after reverse takeover
  transaction (Note 10 - d)            1,500,000          1,500         98,500                                      100,000

  Net deficit assumed as a result
  of the reverse takeover
  transaction (Note 10 - b)                                                           (11,688)                      (11,688)

  Common shares issued to
  consultants in exchange for
  services (Note 10 - e)                 305,493            305        152,441                                      152,746

  Common shares issued upon
  conversion of debentures, net of
  costs of issuance (Note 10 - f)      2,165,299          2,165      1,008,548                                    1,010,713

   COMPREHENSIVE LOSS

    Net loss                                                                       (1,662,262)
    Cumulative translation
    adjustment                                                                                       (45,920)

    Total comprehensive loss                                                                                     (1,708,182)
                                     -----------    -----------    -----------    -----------    -----------    -----------

BALANCE AS AT DECEMBER 31, 2005       15,620,792          2,316      1,541,895     (2,209,587)      (107,622)      (772,998)
                                     ===========    ===========    ===========    ===========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

DAIRY FRESH FARMS INC.
CONSOLIDATED CASH FLOWS
Expressed in U.S. Dollars

                                                                  YEAR ENDED       YEAR ENDED
                                                              DECEMBER 31, 2005  DECEMBER 31, 2004
                                                              ------------------------------------
                                                                          $                  $
OPERATING ACTIVITIES
Net loss                                                         (1,662,262)          (331,329)
Non-cash items:
    Depreciation of property and equipment                            4,477              1,889
    Finder's fee for reverse takeover transaction                   100,000                 --
    Issuance of shares in exchange of investor  relations
    services                                                        118,664                 --
    Changes in working capital items (Note 5)                       480,114            154,108
                                                              ------------------------------------
Cash flows used in operating activities                            (959,007)          (175,332)
                                                              ------------------------------------


INVESTING ACTIVITIES
Purchase of property and equipment                                  (10,610)              (605)
                                                              ------------------------------------
Cash flows used in investing activities                             (10,610)              (605)
                                                              ------------------------------------

FINANCING ACTIVITIES
Issuance of convertible debt                                        892,148            125,459
Advances from a shareholder                                              --            122,531
                                                              ------------------------------------
Cash flows provided by financing activities                         892,148            247,990
                                                              ------------------------------------
Effect of changes in exchange rates on cash                            (133)             6,730
                                                              ------------------------------------
NET INCREASE (DECREASE) IN CASH                                     (77,602)            78,783
Cash, beginning of year                                              90,578             11,795
                                                              ------------------------------------
Cash, end of year                                                    12,976             90,578
                                                              ====================================

The accompanying notes are an integral part of the consolidated financial statements.

DAIRY FRESH FARMS INC.
CONSOLIDATED BALANCE SHEETS
Expressed in U.S. Dollars




                                                    December 31,    December 31,
                                                        2005           2004

ASSETS
Current assets
    Cash                                               12,976            90,578
    Accounts receivable, (Note 6)                      61,675            22,642
    Prepaid expenses                                      387            14,532
                                                    ---------------------------
                                                       75,038           127,752

Property and equipment, net                            13,571             6,940
                                                    ---------------------------
                                                       88,609           134,692
                                                    ===========================

LIABILITIES
Current liabilities
    Accounts payable and accrued liabilities          360,903            56,335
    Management contracts payable (Notes 8)            500,704           257,561
    Convertible debenture loans (Note 9)                   --           135,664
                                                    ---------------------------
                                                      861,607           449,560
                                                    ---------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
Capital stock (Note 10)                             1,163,305                65
Contributed surplus (Note 10)                         380,906           282,406
Accumulated other comprehensive loss                 (107,622)          (61,702)
Accumulated deficit                                (2,209,587)         (535,637)
                                                    ---------------------------
                                                     (772,998)         (314,868)
                                                    ---------------------------
                                                       88,609           134,692
                                                    ===========================

The accompanying notes are an integral part of the consolidated financial statements.

1 - GOVERNING STATUTES AND NATURE OF OPERATIONS

Dairy Fresh Farms Inc. (the "Company") was incorporated under the name of Northwest Horizon Corporation in the State of Nevada, United States of America on February 5, 2003. The name was changed to Dairy Fresh Farms Inc. on August 11, 2005.

Development stage activities
The Company was in the development stage until January 1, 2005. The Company originally intended to establish itself as a transportation broker specializing in trucking as the efficient mode of transporting both raw materials and finished products to their destination. However as of December 17, 2004, the Board of Directors passed a resolution indicating that the Company would be unable to raise the necessary funds to proceed with this original plan. On March 3, 2005, the Company merged via a reverse takeover with Dairy Fresh Technologies Ltd.

Dairy Fresh Technologies Ltd., was incorporated under the Canada Business Corporations Act on May 14, 2002 to develop and exploit a unique patented dairy process in Canada. This patent, "Dairy Fresh Farms (TM)" produces monounsaturated-enhanced dairy products. Dairy Fresh Technologies Ltd. was also in the development stage until January 1, 2005.



2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the consolidated financial statements, the Company incurred a net loss of $1,662,262 ($331,329 in 2004) and until January 2005 had no revenues. The future of the Company is dependant upon its ability to obtain financing and achieve profitability. These factors raise doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of and classification of liabilities that might be necessary in the event that the Company cannot continue in existence.

The management of the Company is actively seeking new financing and has reduced expenses in order to preserve cash reserves. Our cash flow projections plan for an equity financing of $3.0 million USD during the second and third quarters of 2006. We will continue to rely on private funding.

Assuming our funding is raised, we intend to focus our sales and marketing efforts over the next 12 months on expanding our distribution and retail share in the rest of the Canadian market place. In such event, if we are unable to raise additional funds on a timely basis or at all, any progress with respect to our products, and, therefore, our potential revenues, would be adversely affected.

3 - REVERSE TAKEOVER TRANSACTION

On March 3, 2005, Dairy Fresh Technologies Ltd. consummated a merger of 6351492 Canada Inc. ("Canada Inc."), a Canadian corporation and a fully owned subsidiary of Dairy Fresh Farms Inc. with and into Dairy Fresh Farms Inc., a Nevada corporation, with Dairy Fresh Farms Inc. as the surviving entity.

In these transactions, the outstanding common Dairy Fresh Technologies Ltd. shares were acquired by Canada Inc. in exchange for 9,250,000 shares of Dairy Fresh Farms Inc. As a result of this share exchange, the shareholders of Dairy Fresh Technologies Ltd. now control Dairy Fresh Farms Inc. This transaction has been accounted for as a reverse takeover transaction in Dairy Fresh Farms Inc.'s consolidated financial statements.

This reverse takeover transaction is treated as a capital transaction in substance since it was accomplished through the use of a non-operating enterprise. No goodwill or intangible assets are recorded as a result of this transaction. Dairy Fresh Technologies Ltd. is treated as the acquirer for accounting purposes. The historical financial statements prior to the acquisition are those of Dairy Fresh Technologies Ltd.

4 - ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements have been prepared in U.S. dollars and in accordance with the generally accepted accounting principles in the United States of America.

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts recorded in the consolidated financial statements. These estimates are based on management's best knowledge of current events and actions that the Company may undertake In the future. Actual results may differ from these estimates.

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

The Company records the revenue on a net basis in compliance with EITF 99-19, "Reporting Revenues Gross as a Principle versus Net as an Agent". This is because the Company is not the primary obligor in the arrangement, as it relies on the supplier to provide the goods. Also, the Company has limited liability to assume risk of non-payment by retailers.The Company also records its revenues in accordance with SAB 104 which requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the fee is fixed and determinable; and (iv) collectibility is reasonably assured. The Company recognizes revenue when the product is shipped from the supplier.

LOSS PER SHARE

The Company has presented basic and diluted loss per share computed on the basis of the weighted average number of common shares outstanding during the year.

ADVERTISING

The Company expenses advertising costs as they are incurred.

COUPONS

As part of its advertising program, the Company commits to a consumer coupon program that requires the Company to estimate and accrue the expected costs of such programs. The Company records the coupons as a liability when issued based upon the expected customer redemption rate.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are shown net of any allowances for doubtful accounts. The Company determines its allowance for doubtful accounts by considering a number of factors, including the age of the receivable, discussions that may have occurred with the customer and management's judgment as to the overall collectibility of the receivable from that customer. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts in the period of recovery.

DEPRECIATION

Property and equipment are depreciated over their useful lives according to the following methods and annual rates:

                                       Methods                  Rates
Computer hardware            Declining balance                   30%
Furniture and fixtures       Declining balance                   20%
Leasehold improvements           Straight line        Shorter of useful life or
                                                         remaining lease term

INCOME TAXES

The Company uses the liability method in providing income taxes on all transactions that have been recognized in the financial statements. This method requires the adjustment of deferred taxes to reflect the tax rates at which future amounts will be settled or realized. The effects of tax rate changes on future deferred tax liabilities and deferred tax benefits, as well as other changes in income tax laws are recognized in net earnings in the period in which such changes are enacted. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) and other comprehensive income ("OCI") components. OCI refers to changes in net assets from transactions and other events and circumstances other than transactions with shareholders. These changes are recorded directly as a separate component of shareholders' equity (deficiency) and excluded from net income (loss). The only other comprehensive income (loss) item for the Company relates to foreign currency translation arising from the translation of the financial statements from the functional currency into the reporting currency.

FOREIGN CURRENCY TRANSLATION

The Company's reporting currency is the U.S. dollar and the functional currency is the Canadian dollar.

The translation of the Company's financial statements from the functional currency to its reporting currency is performed as follows:

All assets and liabilities are translated into U.S. dollars at the rate of exchange at the balance sheet date. Revenues, expenses and cash flow amounts are translated at the weighted average exchange rates for the period. The resulting translation adjustments are included in comprehensive income (loss) as a component of the shareholders' deficit.



5 - INFORMATION INCLUDED IN THE STATEMENT OF CASH FLOWS

The changes in working capital items are detailed as follows:

                                                             2005         2004
                                                          ---------------------
                                                                $            $
Accounts receivable                                       (9,995)      (5,378)
Prepaid expenses                                           14,066     (13,093)
Accounts payable and accrued liabilities                  277,925       23,713
Management contracts payable                              198,118      148,866
                                                          ---------------------
                                                          480,114      154,108
                                                          =====================

6. ACCOUNTS RECEIVABLE
                                                            2005         2004
                                                          --------------------
                                                               $            $
Trade receivable                                          17,013            -
Due from companies under common control (Note 8)           8,827            -
Rent receivable relating to subleasing of office space         -       16,722
Commodity taxes receivable                                35,835        5,920
                                                          --------------------
                                                          61,675       22,642
                                                          ====================

7. PROPERTY AND EQUIPMENT
                                                                          2005
                                     ------------------------------------------
                                       Cost             Accumulated       Net
                                                       depreciation
                                     ------------------------------------------

                                          $                    $             $
Leasehold improvements                9,170                4,585         4,585
Computer equipment                    5,291                2,030         3,261
Furniture and fixtures                7,328                1,603         5,725
                                     ------------------------------------------
                                     21,789                8,218        13,571
                                     ==========================================


                                                                          2004
                                     ------------------------------------------
                                       Cost             Accumulated        Net
                                                       depreciation
                                     ------------------------------------------

                                          $                    $             $
Leasehold improvements                8,861                2,658         6,203
Computer equipment                    1,099                  611           488
Furniture and fixtures                  415                  166           249
                                     ------------------------------------------
                                     10,375                3,435         6,940
                                     ==========================================

8 - RELATED PARTY TRANSACTIONS

The Company entered into the following related party transactions. These transactions were concluded in the normal course of operations at the exchange amount, which is the amount established and accepted by the parties.

                                                           2005            2004
                                                        ------------------------
Expenses                                                      $               $
     Management fees (a)                                346,706         191,126
Amounts due to and due from related parties
Amount due from companies under common control (b)        8,827               -
Amount due to a company under common control (c)          6,705               -


(a) During the years ended December 31, 2005 and December 31, 2004, the Company incurred management services to four companies controlled by officers of the Company. The management fees payable are $500,704 as at December 31, 2005 and $257,561 as at December 31, 2004.

(b) The Company paid legal expenses for a company under common control during the year ended December 31, 2005 resulting in the above amount receivable from companies under common control.

(c) The Company incurred royalty expense to Dairy One Technologies Limited, a company under common control, in the amount of $6,705 (2004 - $nil). Of the above amount, $6,705 is payable as at December 31, 2005.

9 - CONVERTIBLE DEBENTURE LOANS

                                               BALANCE                        CONVERSION       BALANCE
                                             DECEMBER 31,       ISSUANCE       TO COMMON     DECEMBER 31,
                                                 2004           OF DEBT          SHARES          2005

Convertible debenture loans are
unsecured and are repayable between
April 15, 2005 and May 15, 2005 with 10%
interest if the Company does not
complete its share exchange transaction
with the public company (see Note 2).
Loans are automatically converted into
units of the Company upon the Company
being merged with a publicly traded
company which will trade on the NASD
OTCBB. The loan was converted to
1,017,500 common shares at $0.50 per
common share and 1,017,500 warrants
exercisable over a period of 24 months
at $0.75 per share


                                               135,664          503,338          639,002          --


Convertible debenture loans are
unsecured and are repayable between July
15, 2005 and November 15, 2005 with 10%
interest if the Company is not listed on the NASD OTCBB. Loans are automatically converted into units of the Company upon the Company being listed on the NASD
OTCCB. The loan was converted to
1,147,799 common shares at $0.50 per
common share and 1,147,799 warrants
exercisable over a period of 24 months
at $0.75 per share

                                                    --          596,597          596,597          --
                                               ----------------------------------------------------------
                                               135,664        1,099,935        1,235,599          --
Debt issue costs                                14,158           33,811           41,253          --
                                               ----------------------------------------------------------
Net proceeds                                   121,506        1,066,124        1,194,346
                                               ==========================================================

10 - CAPITAL STOCK

AUTHORIZED

75,000,000 common shares in 2005 and 2004

ISSUED AND FULLY PAID
                                                      2005                 2004
                                                         $                    $
Common shares:15,620,792 in 2005                 1,163,305                   65
and 5,000,000 in 2004                            ===============================

  (a) Prior to the reverse takeover transaction, Dairy Fresh Farms Inc. implemented a reverse six for one share split.

  (b) On March 3, 2005, 6351492 Canada Inc., a wholly owned subsidiary of Dairy Fresh Farms Inc., acquired all of the issued common shares of Dairy Fresh Technologies Ltd. in exchange for 9,250,000 shares of 6351492 Canada Inc, which are exchangeable for 9,250,000 restricted common shares of Dairy Fresh Farms Inc. The net deficit position of Dairy Fresh Farms Inc. of $11,688 as of the date of the reverse takeover transaction has been charged to the deficit of Dairy Fresh Technologies Ltd., the legal subsidiary.

  (c) The expenses related to the reverse takeover transaction were approximately $15,000, of which $1,719 has been netted against the share capital, which represents the cash balance in Dairy Fresh Farms Inc. and the balance has been expensed against operations.

  (d) As part of the reverse takeover transaction, the Company issued 1,500,000 fully paid common shares as a finder's fee to the Company's advisors valued at $0.07 per share.

  (e) During the year ended December 31, 2005, certain consultants were paid by way of common shares rather than cash. The shares were issued at a value of $0.50 per share. These were arm's length transactions with unrelated parties.

  (f) During the year ended December 31, 2005, Convertible Debenture loans were converted into common shares of Dairy Fresh Farms Inc. The number of shares from the conversion of the debentures was 2,165,299. The debt issue costs of $89,222 are netted against the proceeds of the common shares issued. The net proceeds of this share issuance were $1,010,713.

  For the purposes of earnings per share calculations, the weighted average common shares outstanding, basic and diluted have been retroactively restated to reflect the effect of the six for one share split and restated for the reverse takeover exchange ratio.

11. INCOME TAXES

Income tax expense varies from the amount that would be computed by applying the basic federal and provincial income tax rates to loss before taxes as follows:

                                                                                    YEAR ENDED             YEAR ENDED
                                                                             DECEMBER 31, 2005      DECEMBER 31, 2004
                                                                       -----------------------------------------------
Tax rate                                                                                36.12%                 36.12%
                                                                                             $                      $

Expected Canadian Income Tax recovery                                                (600,409)              (119,676)

Adjustment due to application of Small Business Deduction                              290,896                 57,983
Change in valuation allowance for orginating temporary differences and
losses available for carry forward                                                     309,513                 61,693
                                                                       -----------------------------------------------
                                                                                             -                      -
                                                                       ===============================================

The change in valuation allowance for originating temporary differences and losses available for carry forward, is calculated using an effective tax rate of 18.62%, based on the application of the Small Business Deduction. The rate at which such amounts may be realized as disclosed as part of a deferred tax asset and related valuation allowance takes into account the enacted tax rate decreases over the expected period of realization.

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effects of temporary differences that gave rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

                                                                             DECEMBER 31, 2005       DECEMBER 31, 2004
                                                                       ------------------------------------------------
TEMPORARY DIFFERENCES                                                                        $                       $

Losses available for carry forward                                                     324,250                  54,836
Property and equipment - differences in net book value and unamortized
capital cost                                                                             1,125                     640
                                                                       ------------------------------------------------
Gross deferred tax asset
                                                                                       325,375                  55,476

Valuation allowance                                                                  (325,375)                (55,476)
                                                                       ------------------------------------------------
Net deferred tax asset                                                                       -                       -
                                                                       ================================================

The Company has federal and provincial non-capital losses available to reduce income taxes in future years and expire as follows:


                                             FEDERAL     PROVINCIAL
                                                   $              $

2009                                          10,975         10,975
2010                                         119,758        119,758
2014                                         163,768        163,768
2015                                       1,446,908      1,446,908
                                     -------------------------------
                                           1,741,409      1,741,409
                                     ===============================



12. LOSS PER SHARE

For the purpose of the loss per share computation, the weighted average number of common shares outstanding has been used. Had the treasury stock method been applied to the unexercised share warrants, the effect on the loss per share would be anti-dilutive.

The total warrants outstanding at December 31, 2005 and 2004 were 2,220,792 and nil, respectively.



13. FINANCIAL INSTRUMENTS

The following methods and assumptions were used to determine the estimated fair value of each class of financial instruments.

SHORT-TERM FINANCIAL INSTRUMENTS

The fair value of the short-term financial assets and liabilities approximates their carrying amount given that they will mature shortly.

14. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS


(I) SFAS NO. 154

The FASB recently issued Statement 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3 (AC Section A07), as part of its short-term convergence project with the International Accounting Standards Board. Statement 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods' financial statements, unless it is impracticable to do so. Opinion 20, Accounting Changes (AC Section A06), required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of the change.

If it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, but the cumulative effect to all prior periods can be determined, the new accounting principle should be applied to assets and liabilities balances as of the beginning of the earliest period for which retrospective application is practicable. In addition, a corresponding adjustment should be made to the opening balance of retained earnings for that period rather than being reported in an income statement. If it is impracticable to determine the cumulative effect of applying a change in accounting principle to any prior period, the new accounting principle should be applied as if it were adopted prospectively from the earliest date practicable.

Statement 154 also differentiates between retrospective application and restatement. Retrospective application is defined as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. In contrast, restatement is defined as the revision of previously issued financial statements to reflect the correction of an error.

Statement 154 is effective prospectively for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date the Statement was issued (May 2005).

Management does not expect any material effect on the consolidated financial statements upon adoption of the new standard.

(II) FIN NO. 47

In March 2005, the FASB issued Interpretation 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies the term conditional asset retirement obligation as used in Statement 143, Accounting for Asset Retirement Obligations. It also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

Statement 143, as amended by FIN 47, requires all entities to recognize the fair value of legal obligations to perform asset retirement activities when incurred, including those for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The FASB concluded that an obligation to perform an asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement should be factored into the measurement of the liability if sufficient information is available to reasonably estimate the fair value of the asset retirement obligation.

FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for a calendar-year entity).

Management does not expect any material effect on the consolidated financial statements upon adoption of the new standard.