Form 10QSB
period 2006-03-31
NORTHWEST HORIZON CORP
filed 2006-06-22
CIK 1274001

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                                   ----------

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006


                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number: 333-111486


                             DAIRY FRESH FARMS INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                    Nevada                                        98-0407549
 ----------------------------------------------      ------------------------------------
 (State or other jurisdiction of incorporation)      (I.R.S. Employer identification No.)

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


Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of June 21, 2006, there were 15,681,792 shares of the registrant's common stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes|_|  No|X|

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes |_|; No |X|

                             DAIRY FRESH FARMS INC.


Part I.  Financial Information                                                    Page

Item 1.  Condensed Consolidated Financial Statements and Notes to Condensed
         Consolidated Financial Statements


      (a)   Condensed Consolidated Statements of Operations for the Three Months
            Ended March 31, 2006 and 2005 (unaudited)                              3

      (b)   Condensed Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 2006 and 2005 (unaudited)                              4

      (c)   Condensed Consolidated Balance Sheet as at March 31, 2006
            (unaudited) and December 31, 2005 (audited)                            5

      (d)   Notes to Condensed Consolidated Financial Statements (unaudited)       6


Item 2.  Management's  Discussion  and  Analysis  or Plan of Operations           11

Item 3.  Controls and Procedures                                                  18


Part II.  Other Information


Item 1.  Legal Proceedings                                                        19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds              19

Item 3.  Defaults upon Senior Securities                                          19

Item 4.  Submission of Matters to a Vote of Security Holders                      19

Item 5.  Other Information                                                        19

Item 6.  Exhibits                                                                 19


Signatures                                                                        20

PART I FINANCIAL INFORMATION

General

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders' deficit in conformity with generally accepted accounting principles in United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2006 are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Dairy Fresh Farms Inc.
Condensed Consolidated Statements of Operations
Expressed in U.S. Dollars
================================================================================

                                                          Three months    Three months
                                                                ended            ended
                                                       March 31, 2006   March 31, 2005
                                                           (Unaudited)      (Unaudited)
                                                           -----------    -----------
                                                           $              $

Revenues                                                            --         27,265
                                                           -----------    -----------

Operating expenses
    Freight and product costs                                      233          1,432
    Advertising and product support                             15,033        169,169
    Depreciation of property and equipment                       1,001          1,085
    Finder's fee for reverse takeover transaction                   --        100,000
    Interest and bank charges, net                               2,537            919
    Management fees                                             91,376         97,855
    Office                                                       2,091          6,459
    Professional fees                                           32,806         31,944
    Rent                                                         4,018          4,166
    Telecommunications                                           4,322          2,928
    Travel                                                      24,563         23,239
                                                           -----------    -----------
                                                               177,980        439,196
                                                           -----------    -----------
Net loss                                                      (177,980)      (411,931)
                                                           ===========    ===========

Basic and diluted loss per share                           ($     0.01)   ($     0.04)
                                                           ===========    ===========
Weighted average number of shares outstanding, basic and
diluted                                                     15,658,748     10,779,889
                                                           ===========    ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dairy Fresh Farms Inc.
Condensed Consolidated Statements of Cash Flows
Expressed in U.S. Dollars
================================================================================

                                                     Three months     Three months
                                                            ended            ended
                                                   March 31, 2006   March 31, 2005
                                                      (Unaudited)      (Unaudited)
                                                        --------        --------
                                                    $               $
OPERATING ACTIVITIES
Net loss                                                (177,980)       (411,931)
Non-cash items:
    Depreciation of property and equipment                 1,001           1,085
    Finders fee for reverse takeover transaction              --         100,000
    Issuance of shares in exchange of services            26,250              --
    Changes in working capital items
       Accounts receivable                                (2,245)        (13,632)
       Prepaid expenses                                       --          13,896
       Accounts payable and accrued liabilities            9,455          47,332
       Management contracts payable                       93,116          22,425
                                                        --------        --------
Cash flows used in operating activities                  (50,403)       (240,825)
                                                        --------        --------


INVESTING ACTIVITIES
Purchase of property and equipment                            --         (10,093)
                                                        --------        --------
Cash flows used in investing activities                       --         (10,093)
                                                        --------        --------

FINANCING ACTIVITIES
Issuance of convertible debt                                  --         303,778
Proceeds from notes payable                               43,512              --
                                                        --------        --------
Cash flows provided by financing activities               43,512         303,778
                                                        --------        --------
Effect of changes in exchange rates on cash                 (328)            257
                                                        --------        --------
Net increase (decrease) in cash                           (7,219)         53,117
Cash, beginning of period                                 12,976          90,578
                                                        --------        --------
Cash, end of period                                        5,757         143,695
                                                        ========        ========

Non-cash financing transaction:
    Issuance of shares to settle accounts payable         13,010              --


The accompanying notes are an integral part of the condensed consolidated financial statements.

Dairy Fresh Farms Inc.
Condensed Consolidated Balance Sheets
Expressed in U.S. Dollars
================================================================================

                                                                               March 31, 2006  December 31, 2005
                                                                                (Unaudited)      (Audited)
                                                                                 ----------      ----------
ASSETS
Current assets
    Cash                                                                              5,757          12,976
    Accounts receivable                                                              63,714          61,675
    Prepaid expenses                                                                    386             387
                                                                                 ----------      ----------
                                                                                     69,857          75,038

Property and equipment, net                                                          12,546          13,571
                                                                                 ----------      ----------
                                                                                     82,403          88,609
                                                                                 ==========      ==========

LIABILITIES
Current liabilities
    Accounts payable and accrued liabilities                                        356,133         360,903
    Management contracts payable                                                    591,031         500,704
    Notes payable                                                                    42,871              --
                                                                                 ----------      ----------
                                                                                    990,035         861,607
                                                                                 ----------      ----------

Commitments and Contingencies

SHAREHOLDERS' DEFICIENCY
Common shares, $0.001 par value, voting, 75,000,000 authorized shares,
15,681,792 shares issued and outstanding as of March 31, 2006 and 15,620,792
shares as at December 31, 2005                                                        2,377           2,316
Contributed surplus                                                               1,581,094       1,541,895
Accumulated other comprehensive loss                                               (103,536)       (107,622)
Accumulated deficit                                                              (2,387,567)     (2,209,587)
                                                                                 ----------      ----------
                                                                                   (907,632)       (772,998)
                                                                                 ----------      ----------
                                                                                     82,403          88,609
                                                                                 ==========      ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2006
Expressed in U.S. Dollars
(Unaudited)
================================================================================

1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dairy Fresh Farms Inc. ("Dairy Fresh" or the "Company") and its subsidiaries have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the latest annual report on Form 10-KSB. These statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2005 and, in the opinion of management, include all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

2 - COMPANY BACKGROUND AND LIQUIDITY

COMPANY BACKGROUND

The Company was incorporated under the name of Northwest Horizon Corporation in the State of Nevada, United States of America on February 5, 2003. The name was changed to Dairy Fresh Farms Inc. on August 11, 2005.

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


LIQUIDITY

The Company has incurred a net loss of $177,980 during the three months ended March 31, 2006. In addition, the Company generated negative cash flows from operations of $50,403 for the three months ended March 31, 2006 and has generated negative cash flows from operations since inception.

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2006
Expressed in U.S. Dollars
(Unaudited)
================================================================================

The auditors' report on the Company's consolidated financial statements as of December 31, 2005 states that the net loss incurred during the year ended December 31, 2005, the accumulated deficit as of that date, and the other factors described in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, raise substantial doubt about the Company's ability to continue as a going concern. The auditors' report on the Company's financial statements for the year ended December 31, 2004 contained a similar statement. The consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to address these issues by continuing to seek new financing, reducing expenses and renegotiating the repayment terms of its accounts payable and accrued liabilities. The Company's cash flow projections plan for an equity financing of $3.0 million during the second and third quarters of 2006. The Company's ability to continue as a going concern is subject to management's ability to successfully implement the above plans. Failure to implement these plans could have a material adverse effect on the Company's position and/or results of operations and may necessitate a reduction in operating activities. These condensed consolidated financial statements do not include adjustments that may be required if the assets are not realized and the liabilities settled in the normal course of operations.

In the longer term, the Company has to generate the level of revenues which would result in cash self sufficiency and it may need to continue to raise capital by selling additional equity or by obtaining credit facilities. No assurance can be given that any such additional funding will be available or that, if available, it can be obtained on terms favorable to the Company.

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2006
Expressed in U.S. Dollars
(Unaudited)
================================================================================

3 - RELATED PARTY TRANSACTIONS

The Company entered into the following related party transactions. These transactions were concluded in the normal course of operations at the exchange amount, which is the amount established and accepted by the parties.

                                                           Three months    Three months
                                                                  ended           ended
                                                         March 31, 2006  March 31, 2005
                                                            (Unaudited)     (Unaudited)
                                                         -------------   --------------
                                                             $            $
Expenses
    Management fees (a)                                        91,376         97,855
Amounts due to and due from related parties
    Amount due from companies under common control (b)          9,794          1,646
    Notes payable to related party (c)                         25,722             --
    Amount due to a company under common control (d)
                                                                6,686             --

(a) During the three-month periods ended March 31, 2006 and March 31, 2005, the Company paid for management services to four companies controlled by officers of the Company. The management fees payable are $591,031 as at March 31, 2006 and $500,704 as at December 31, 2005.

 (b) The Company paid legal expenses for Dairy One Technologies Limited and Purple Cow Investments Inc., companies under common control, during the year ended December 31, 2005 and the three months ended March 31, 2006 resulting in the above amount receivable from companies under common control. The legal fees paid during the quarter ended March 31, 2006 and 2005 are $1,005 and $nil, respectively.

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2006
Expressed in U.S. Dollars
(Unaudited)
================================================================================

(c ) The Company issued $25,722 of 5% promissory notes to an officer of the Company during the three-month period ended March 31, 2006. The notes are repayable when a major financing is completed.

(d) The Company incurred royalty expense to Dairy One Technologies Limited, a company under common control, in the amount of $6,705 during the year ended December 31, 2005. The amount payable as at March 31, 2006 is $6,686 (March 31, 2005 - nil). The Company expensed $nil in the three-month period ended March 31, 2006 and nil in the three-month period ended March 31, 2005.

4 - NOTES PAYABLE

Notes payable bear interest at 5%, unsecured and repayable when a major financing is completed.

5 - LOSS PER SHARE

For the purpose of the loss per share computation, the weighted average number of common shares outstanding has been used. Had the treasury stock method been applied to the unexercised share warrants, the effect on the loss per share would be anti-dilutive.

The total warrants outstanding at March 31, 2006 and March 31, 2005 were 2,220,792 and 977,500, respectively.

6 - SHAREHOLDERS' EQUITY

During the first quarter of 2006, 26,000 common shares were issued as payment for professional fees incurred in the year ended December 31, 2005, valued at $0.50 per share which represents the fair value of the Company's share when the services were completed. The excess in the par value is recorded in contributed surplus.

The Company issued 35,000 common shares during the three months ended March 31, 2006 and nil shares for the three months ended March 31, 2005 in exchange for professional fees incurred. The shares were valued at $0.75 per share, which represents the fair value of the Company's share when the services were completed. The excess of the par value is recorded in contributed surplus.

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2006
Expressed in U.S. Dollars
(Unaudited)
================================================================================

6 -COMPREHENSIVE LOSS

Comprehensive loss includes changes in the balances of items that are reported directly in a separate component of shareholders' equity in the Company's unaudited condensed consolidated balance sheets. The components of comprehensive loss are as follows:

                                     Three months ended    Three months ended
                                         March 31, 2006        March 31, 2005
                                            (Unaudited)           (Unaudited)
                                     -----------------      ----------------
                                             $                  $
Net loss as reported                          (177,980)             (411,931)
Foreign currency translation adjustment          4,086                (2,424)
                                              --------              --------
Comprehensive loss                            (173,894)             (414,355)
                                              ========              ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Management's Discussion and Analysis of Financial Condition and Results of Operation contains various "forward looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth therein.

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated condensed financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company's consolidated financial statements and notes to consolidated financial statements included in its 2005 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

BACKGROUND

This discussion and analysis of financial position and results of operations is prepared as at March 31, 2006 and should be read in conjunction with the condensed consolidated financial statements for the quarter ended March 31, 2006. These condensed consolidated financial statements have been prepared using the generally accepted accounting principles in the United States of America on the same basis as the audited consolidated financial statements for the year ended December 31, 2005 and, in the opinion of management, include all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company.


Company's overview

Dairy Fresh Farms Inc. ("Dairy Fresh" or the "Company") and its wholly owned subsidiary, Dairy Fresh Technologies Ltd., have the exclusive license in Canada to develop and exploit the patented formula for a healthy milk based product "Dairy Fresh Farms". The Company launched a test trial of 2-litre regular milk and a 1-litre lactose free product with Canada Safeway stores in Western Canada during the period of January 2005 to December 2005.

The Company will launch an expanded product line and in Ultra High Temperature
(UHT) format when planned financing as discussed under "Liquidity and Capital Resources" is completed. Consequently there were no revenues in the quarter ended March 31, 2006.

Dairy Fresh Farms is an all natural process resulting in a healthier milk based product which is low in cholesterol, trans fat free, lactose free, low in saturated fat, 99% fat free and has high levels of omega 6 and 3 and monounsaturated fat enhanced without compromising great taste.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires application of management's subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in the subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to the condensed consolidated financial statements included in the Form 10KSB for the year ended December 31, 2005, we believe that the following accounting policies require the application of significant judgments and estimates.

Going concern

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations.

If the Company was not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying values reflected in the condensed consolidated financial statements. As described elsewhere in this report, at March 31, 2006, there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

Stock based compensation

The Company has not implemented a stock option based compensation plan at this time. There are plans to introduce an option plan in the third quarter of 2006.

Plan of operation

The plan of operation for the Company was developed over a three-year period. Management started by studying the Australian experience as it related to the Canadian marketplace. Significant sales numbers had been delivered out of Sydney, Australia but with both market changes and potential differing Canadian tastes management decided to take another approach to tackling the Canadian market. Camelford Graham Research Group undertook an independent market research study. This study was conducted in Vancouver, British Columbia and Montreal, Quebec. The results from the study were published in December 2003 with resulting findings focusing our operations on several very important areas.

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

Finally, it was felt that perfecting the launch strategy in Western Canada would give Dairy Fresh Farms a strong base of operations prior to moving into the much larger and diverse markets of both Ontario and Quebec.

The most significant conclusion from our test launch with Canada Safeway/Lucerne was the need to produce the product in Ultra High Temperature (UHT) format, which will provide extended shelf life to approximately 45 days. This is necessary to build brand awareness with the customers during the early stages of growth and allow sufficient distribution time, as the product is rolled out to other retailers. Otherwise the Company would need to spend excessive amounts on marketing and in store demos in order to move the product on a timely basis.

We finished our test launch in December 2005. When financing is completed, we will resume our production and distribution plan for Western Canada and the rest of Canada.

Assuming our funding is raised, we intend to focus our sales and marketing efforts over the next 12 months primarily on expanding our distribution and retail share in the rest of the Canadian market place. In such event, if we are unable to raise additional funds on a timely basis or at all, any progress with respect our products and, therefore, our potential revenues would be adversely affected.

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

Revenues

The Company's two-litre regular milk product was listed with 134 Canada Safeway stores and the one litre lactose free product was listed with all 204 Safeway stores on January 12, 2005 and ended on December 10, 2005. These stores are all located in the western provinces. As a result of the trial period ending there were no sales in the quarter ended March 31, 2006.

OPERATING EXPENSES

Advertising and product support

With the launch of the Company's initial two products there was a marketing program established to support sales in the quarter ended March 31, 2005. The majority of the focus was on in-store demos. There were some close out costs from the product launch in the form of late coupon redemptions from some stores in the current quarter, however with the products off the shelves there was little in the way of spending in this area for the quarter ended March 31, 2006.

Management fees

Management fees approximated the previous quarter with no changes to the management structure. The decline was due to currency fluctuations with the contracts fixed in Canadian dollars.

Professional fees

Professional fees are comparable to the previous quarter and reflect legal, accounting and professional services for a public company.

Travel

Travel costs were consistent at $24,563 for the quarter ended March 31, 2006 compared to $23,239 for the previous quarter. Travel costs reflect senior management maintaining a presence for financing and business activity in Western Canada. The travel costs relate to the launches of the Company's products in Western Canada.


Finder's fee

As part of the reverse takeover transaction during the quarter ended March 31, 2005, the Company issued 1,500,000 fully paid common shares as a finder's fee to the Company's advisor.


Off-Balance Sheet Arrangements

The Company did not engage in any off-balance sheet arrangements during the quarter.

Liquidity and Capital Resources

At March 31, 2006, we had a deficit accumulated of approximately $2,388,000 and we expect to incur additional losses in the short term at least until such time, if ever, that our products are manufactured and marketed profitably. We have financed our operations since inception primarily through the private placements of equity and debt securities. From our inception through March 31, 2006, we have received net proceeds of approximately $1,010,000 from private sales of our convertible debentures, which have been converted to common stock. We have been able to reduce our cash requirements with the deferral of management contracts of approximately $591,000. The payment terms have not been defined for these management contracts.

At March 31, 2006, we had approximately $6,000 in cash. Net cash used in operating activities was approximately $50,000 for the quarter ended March 31, 2006 compared to approximately $241,000 for the quarter ended March 31, 2005. The decrease in net cash used in operations during the quarter ended March 31, 2006 was primarily due to lower net loss incurred during the quarter ended March 31, 2006, and a deferral of current liabilities and management contracts payable.

Net cash provided by financing activities was approximately $44,000 for the quarter ended March 31, 2006 compared to approximately $304,000 for the quarter ending March 31, 2005. The net cash provided by financing activities in the quarter ended March 31, 2006 was primarily due to the net proceeds of approximately $42,000 raised in a private note payable.

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

Our cash flow projections plan for an equity financing of $3.0 million during the second and third quarters of 2006. We will continue to rely on private funding.

Assuming our funding is raised, we intend to focus our sales and marketing efforts over the next twelve months on expanding our distribution and retail share in the rest of the Canadian marketplace. In such event, if we are unable to raise additional funds on a timely basis or at all, any progress with respect to our products and, therefore, our potential revenues, would be adversely affected.

In the event that our plans change, our assumptions change or prove inaccurate, or if our existing cash resources, together with other funding resources including anticipated sales of our products, otherwise prove to be insufficient to fund our operations, we could be required to seek additional financing. We have no current arrangements with respect to sources of additional financing.

The auditors' report on the Company's consolidated financial statements as of December 31, 2005 states that the net loss incurred during the year ended December 31, 2005, the accumulated deficit as of that date, and the other factors described in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, raise substantial doubt about the Company's ability to continue as a going concern. The auditors' report on the Company's financial statements for the year ended December 31, 2004 contained a similar statement. The consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Risks Related to Our Company

We have not been profitable since our inception in 2003. As of March 31, 2006, we had an accumulated deficit of approximately $2,388,000 primarily as a result of our start up expenses. We may never realize sufficient revenues from the sale of our products or be profitable. Each of the following factors, among others, may influence the timing and extent of our profitability, if any:

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

We anticipate that, if cash generated from operations is insufficient to satisfy our requirements, we will require additional funding to continue to market our products. Our cash flow projections plan for an equity financing of $3.0 million during the second and third quarters of 2006. We will continue to rely on private funding. However, our projections of future cash needs and cash flows may differ from actual results.

Our plan to sell additional equity securities or convertible debt could result in dilution to our stockholders. We can give no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financing or that, if available, we will be able to obtain such funds on favorable terms and conditions. We currently have no arrangements with respect to additional financing. If we cannot obtain such funds if needed, we would need to curtail or cease some or all of our operations.


ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2006 were not effective due to the material weakness in our internal controls over financial reporting described below, and other factors related to the Company's financial reporting processes and information technology security protocols.

As disclosed in the Company's Form 10-KSB for the year ended December 31, 2005, both the Company and its independent registered public accounting firm identified certain significant internal control deficiencies that we considered to be, in the aggregate, a material weakness. The primary concern was the adequacy of review of supporting schedules that result in adjusting journal entries being entered into the accounting systems that were inaccurate or disclosures in the notes to the financial statements that were incorrect or inadequate. These inaccuracies were not detected by the control procedures of management reviewing the schedules and supporting documentation, resulting in errors appearing on the financial statements and subsequent detection in the audit. The other area of concern was the inadequate segregation of duties among the administrative staff. Due to the size of our Company and the costs to remediate these issues, we still consider these concerns to be relevant.

Changes in Internal Controls

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2006.

                            PART II OTHER INFORMATION


Item 1.  Legal Proceedings

         Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2006, 26,000 common shares were issued as payment for professional fees incurred in the year ended December 31, 2005, valued at $0.50 per share which represent the fair value of the Company's share when the services were completed.. The excess in the par value is recorded in contributed surplus.

The Company issued 35,000 common shares during the three months ended March 31, 2006 and NIL shares for the three months ended March 31, 2005 in exchange for professional fees incurred. The shares were valued at $0.75 per share which represents the fair value of the Company's share when the services were completed. The excess of the par value is recorded in contributed surplus.

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

      A. Exhibits:

      31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

      31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

      32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

      32.2  Certification  of  Principal   Financial  and  Accounting   Officer)
            Pursuant to Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Ottawa, Canada.

                                  DAIRY FRESH FARMS INC.



                                  By   /s/Robert Harrison
                                    --------------------------------------------
                                  Robert Harrison
                                  Chief Executive Officer


    Date:  June 21, 2006


                                  By  /s/ Don Paterson
                                     -------------------------------------------
                                  Don Paterson
                                  Principal Financial and Accounting Officer

    Date:  June 21, 2006