Form 10QSB
period 2006-06-30
Dairy Fresh Farms Inc.
filed 2006-09-28
CIK 1274001

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-111486

DAIRY FRESH FARMS INC.
(Name of small business issuer in its charter)

Nevada	98-0407549
(State or other jurisdiction of incorporation)	(I.R.S. Employer identification No.)

413 Churchill Avenue N. Ottawa, Ontario, Canada K1Z 5C7
(Address of principal executive offices)

Tel: 613-724-2484
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

As of June 30, 2006, there were 15,681,792 shares of the registrant's common stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).   Yes ☐; No ☒

DAIRY FRESH FARMS INC.

PART I FINANCIAL INFORMATION

General

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and shareholders’ deficit in conformity with generally accepted accounting principles in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2006 are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

Dairy Fresh Farms Inc.
Condensed Consolidated Statements of Operations
Unaudited
Expressed in U.S. Dollars

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
	$	$	$	$

Revenues	-	34,077	-	61,341

Operating expenses
Freight and product costs	996	7,072	1,229	8,503
Advertising and product support	1,750	214,930	16,783	384,099
Depreciation of property and equipment	1,028	1,071	2,029	2,156
Finder’s fee for reverse takeover transaction	-	-	-	100,000
Interest and bank charges, net	3,468	(279)	6,005	640
Management fees	93,924	96,411	185,300	194,266
Office	2,108	4,860	4,199	11,319
Professional fees	52,779	59,385	85,585	91,329
Rent	4,299	2,947	8,317	7,113
Telecommunications	3,847	4,223	8,169	7,151
Travel	21,940	28,321	46,503	51,560
	186,139	418,941	364,119	858,136
Net loss	(186,139)	(384,864)	(364,119)	(796,795)

Basic and diluted loss per share	$(0.01)	$(0.03)	$(0.02)	$(0.06)

Weighted number of common shares outstanding, basic and diluted	15,681,792	14,127,500	15,670,333	12,474,569

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dairy Fresh Farms Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited
Expressed in U.S. Dollars

	Six months ended June 30
	2006	2005
	$	$
OPERATING ACTIVITIES
Net loss	(364,119)	(796,795)
Non-cash items:
Depreciation of property and equipment	2,029	2,156
Finders fee for reverse takeover transaction	-	100,000
Issuance of shares in exchange for services	26,616	-
Changes in working capital items:
Accounts receivable	(11,021)	(65,099)
Prepaid expenses	-	(77,734)
Accounts payable and accrued liabilities	58,385	114,964
Management contracts payable	193,549	34,401
Cash flows used in operating activities	(94,561)	(688,107)

INVESTING ACTIVITIES
Purchase of property and equipment and cash flows used in investing activities	-	(10,403)

FINANCING ACTIVITIES
Issuance of convertible debt	49,413	664,991
Proceeds from notes payable	88,238	-
Cash flows provided by financing activities	137,651	664,991
Effect of changes in exchange rates on cash	(64)	(4,167)
Net increase (decrease) in cash	43,026	(37,686)
Cash, beginning of period	12,976	90,578
Cash, end of period	56,002	52,892

Non-cash financing transaction:
Issuance of shares to settle accounts payable	13,191	-

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dairy Fresh Farms Inc.
Condensed Consolidated Balance Sheets
Unaudited
Expressed in U.S. Dollars

	June	December
	30, 2006	31, 2005

ASSETS	$	$
Current assets
Cash	56,002	12,976
Accounts receivable, net	76,288	61,675
Prepaid expenses	402	387
	132,692	75,038

Property and equipment, net	12,041	13,571
	144,733	88,609

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	420,053	360,903
Management contracts payable	715,962	500,704
Convertible debenture loans	50,013	-
Notes payable	89,309	-
	1,275,337	861,607

SHAREHOLDERS' DEFICIENCY
Common shares, $0.001 par value, voting, 75,000,000 authorized shares, 15,681,792 shares issued and outstanding as of June 30, 2006 and 15,620,792 shares as of December 31, 2005	2,377	2,316
Contributed surplus	1,581,094	1,541,895
Accumulated other comprehensive loss	(140,369)	(107,622)
Deficit	(2,573,706)	(2,209,587)
	(1,130,604)	(772,998)
	144,733	88,609

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
Expressed in U.S. Dollars
(Unaudited)

1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dairy Fresh Farms Inc. (“Dairy Fresh” or the “Company”) and its subsidiaries have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the latest annual report on Form 10-KSB. These statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2005 and, in the opinion of management, include all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

2 - COMPANY BACKGROUND AND LIQUIDITY

COMPANY BACKGROUND

The Company was incorporated under the name of Northwest Horizon Corporation in the State of Nevada, United States of America on February 5, 2003. The name was changed to Dairy Fresh Farms Inc. on August 11, 2005.

The Company was in the development stage until January 1, 2005. The Company originally intended to establish itself as a transportation broker specializing in trucking as the efficient mode of transporting both raw materials and finished products to their destination. On December 17, 2004 the Board of Directors passed a resolution indicating that the Company would be unable to raise the necessary funds to proceed with this original plan.

On March 3, 2005, the Company merged via a reverse takeover with Dairy Fresh Technologies Ltd. Dairy Fresh Technologies Ltd. was incorporated under the Canada Business Corporations Act on May 14, 2002 to develop and exploit a unique patented dairy process in Canada. This patent, "Dairy Fresh Farms ™" produces monounsaturated-enhanced dairy products. Dairy Fresh Technologies Ltd. was also in the development stage until January 1, 2005.

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
Expressed in U.S. Dollars
(Unaudited)

LIQUIDITY

The Company has incurred a net loss of $186,139 and $364,119 during the three and six months ended June 30, 2006. In addition, the Company generated negative cash flows from operations of $94,561 for the six months ended June 30, 2006 and has generated negative cash flows from operations since inception.

The auditors’ report on the Company’s consolidated financial statements as of December 31, 2005 states that the net loss incurred during the year ended December 31, 2005, the accumulated deficit as of that date and the other factors described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 raise substantial doubt about the Company’s ability to continue as a going concern. The auditors’ report on the Company’s financial statements for the year ended December 31, 2004 contained a similar statement. These condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to address these issues by continuing to seek new financing, reducing expenses and renegotiating the repayment terms of its accounts payable and accrued liabilities. The Company’s cash flow projections plan for an equity financing of $1.0 million during the third quarter of 2006. The Company’s ability to continue as a going concern is subject to management’s ability to successfully implement the above plans. Failure to implement these plans could have a material adverse effect on the Company’s position and/or results of operation and may necessitate a reduction in operating activities. These condensed consolidated financial statements do not include adjustments that may be required if the assets are not realized and the liabilities settled in the normal course of operations.

In the longer term, the Company has to generate the levels of revenue that would result in sufficient cash flows to meet operating, financing and investing requirements. The Company may need to continue to raise capital by selling additional equity or by obtaining credit facilities. No assurance can be given that any such financing will be available or that, if available, it can be obtained on terms favourable to the Company.

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
Expressed in U.S. Dollars
(Unaudited)

3 - RELATED PARTY TRANSACTIONS

The Company entered into the following related party transactions. These transactions were concluded in the normal course of operations at the exchange amount, which is the amount established and accepted by the parties.

	Three months ended June 30. 2006	Three months ended June 30. 2005	Six months ended June 30. 2006	Six months ended June 30. 2005
			$	$
Expenses
Management fees (a)	96,174	106,411	187,550	194,266
Amounts due to and due from related parties			June 30, 2006	December 31, 2005
Amount due from companies under common control (b)			11,157	8,827
Notes payable to related parties (c)			26,793	-
Amount due to a company under common control (d)			6,964	6,705

(a) During the six-month periods ended June 30, 2006 and June 30, 2005, the Company engaged the management services of four companies controlled by officers of the Company. The management fees payable are $715,962 as at June 30, 2006 and $500,704 as at December 31, 2005.

(b) The Company paid legal expenses for Dairy One Technologies Limited and Purple Cow Investments Inc., companies under common control, during the year ended December 31, 2005 and six months ended June 30, 2006 resulting in the above amount receivable. The legal fees paid during the three and six months ended June 30, 2006 are $1,032 and $1,898, respectively. There were no legal fees paid during the three and six months ended June 30, 2005.

(c) The Company issued $26,793 of 5% promissory notes to an officer of the Company during the six-month period ended June 30, 2006. The notes are repayable when a major financing is completed.

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
Expressed in U.S. Dollars
(Unaudited)

(d) The Company incurred royalty expense to Dairy One Technologies Limited, a company under common control. The amount payable as at June 30, 2006 is $6,964 (June 30, 2005 - $4,497). The Company expensed $nil in the three and six months ended June 30, 2006 and $3,065 and $3,899 in the three and six months ended June 30, 2005, respectively.

4 - NOTES PAYABLE

Notes payable bear interest at 5%, unsecured and repayable when a major financing is completed.

5 - CONVERTIBLE DEBENTURE LOANS

Convertible debenture loans were unsecured and were automatically converted into units of the Company upon the Company withdrawing its current SB-2 registration statement. The conversion of the loan was performed at $0.70 per share into common shares of the Company and warrants exercisable over a period of 24 months at $0.75 per share.

6 - LOSS PER SHARE

For the purpose of the loss per share computation, the weighted average number of common shares outstanding has been used. Had the treasury stock method been applied to the unexercised share warrants, the effect on the loss per share would have been anti-dilutive.

The total warrants outstanding at June 30, 2006 and June 30, 2005 were 2,220,792 and 977,500 respectively.

7 - SHAREHOLDERS’ EQUITY

In February 2006, 26,000 common shares were issued as payment for professional fees incurred in the year ended December 31, 2005, valued at $0.50 per share which represents the fair value of the Company’s share when the services were completed. The excess in the par value is recorded in contributed surplus.

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
Expressed in U.S. Dollars
(Unaudited)

In February 2006, the Company issued 35,000 common shares in exchange for professional fees incurred during the first quarter of 2006. The shares were valued at $0.75 per share which represents the fair value of the Company’s share when the services were completed. The excess in the par value is recorded in contributed surplus.

8 -COMPREHENSIVE LOSS

Comprehensive loss includes changes in the balances of items that are reported directly in a separate component of shareholders’ equity in the Company’s unaudited condensed consolidated balance sheets. The components of comprehensive loss are as follows:

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005
	$	$	$	$
Net loss, as reported	(186,139)	(384,864)	(364,119)	(796,795)
Foreign currency translation adjustment	(36,833)	(3,699)	(32,747)	(6,123)
Comprehensive loss	(222,972)	(388,563)	(396,866)	(802,918)

9 - NEW ACCOUNTING PRONOUNCEMENTS

FASB Interpretation 48

In June 2006, FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes” was issued which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de−recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

This Interpretation is effective for fiscal years beginning after December 15, 2006, and earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The Company has not yet determined the impact of FASB Interpretation 48 on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operation contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10−QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth therein.

Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated condensed financial statements included herein. Further, this quarterly report on Form 10−QSB should be read in conjunction with the Company’s consolidated financial statements and notes to consolidated financial statements included in its 2005 Annual Report on Form 10−KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

BACKGROUND

This discussion and analysis of financial position and results of operations is prepared as at June 30, 2006 and should be read in conjunction with the condensed consolidated financial statements for the three and six months ended June 30, 2006. These condensed consolidated financial statements have been prepared using the generally accepted accounting principles in the United States of America on the same basis as the audited consolidated financial statements for the year ended December 31, 2005 and, in the opinion of management, include all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company.

Company’s overview

Dairy Fresh Farms Inc. (“Dairy Fresh” or the “Company”) and its wholly-owned subsidiary, Dairy Fresh Technologies Ltd., have the exclusive license in Canada to develop and exploit the patented formula for a healthy milk based product “Dairy Fresh Farms”. The Company launched a test trial of 2-litre regular milk and a 1-litre lactose free product with Canada Safeway stores in Western Canada during the period of January 2005 to December 2005.

The Company will launch an expanded product line and in Ultra High Temperature (UHT) form when planned financing as discussed under “Liquidity and Capital Resources” is completed. Consequently there were no revenues in the three and six months ended June 30, 2006.

Dairy Fresh Farms is an all natural process resulting in a healthier milk based product which is low in cholesterol, trans fat free, lactose free, low in saturated fat, 99% fat free and has high levels of omega 6 and 3 and monounsaturated fat enhanced without compromising great taste.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires application of management’s subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in the subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to the consolidated financial statements included in the Form 10-KSB for the year ended December 31, 2005, we believe that the following accounting policies require the application of significant judgments and estimates.

Going concern

The condensed consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations.

If the Company was not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying values reflected in the condensed consolidated financial statements. As at June 30, 2006, there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

The Company records the revenue on a net basis in compliance with EITF 99-19, “Reporting Revenues Gross as a Principle versus Net as an Agent”. This is because the Company is not the primary obligor in the arrangement, as it relies on the supplier to provide the goods. Also, the Company has limited liability to assume risk of non-payment by its retailers.

The Company also records its revenue in accordance with SAB 104 that requires that four basic criteria must be met before revenue can be recognized (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the fee is fixed and determinable; and (iv) collectibility is reasonably assured.

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

First, the size of the opportunity was much larger than originally anticipated due to the intent to purchase numbers that resulted from this study. This meant that management had to revise the packing sizes for the Dairy Fresh Farms upwards to accommodate the anticipated demand.

Second, the study directed management to launch in Western Canada as a first step into the rest of the country. It was perceived that the logistics and more importantly the market reception would be very favorable with a product launch in the West. This decision was also reinforced with the effort and support that Canada Safeway stores and their manufacturing division Lucerne Foods gave our group with initial manufacturing test runs and distribution expertise.

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

Revenues

The Company’s two-litre regular milk product was listed with 134 Canada Safeway stores and the one-litre lactose free product was listed with all 204 Safeway stores on January 12, 2005 and ended on December 10, 2005. These stores are all located in the western provinces of Canada. As a result of the trial period ending there were no sales in the three and six months ended June 30, 2006.

OPERATING EXPENSES

Advertising and product support

With the launch of the Company’s initial two products there was a marketing program established to support sales in the three and six months ended June 30, 2005. The majority of the focus was on in-store demos. With the products off shelves, there was little in the way of initiatives in this advertising and product support in the three and six months ended June 30, 2006

Finder’s fee

As part of the reverse takeover transaction in March 2005, the Company issued 1,500,000 fully paid common shares as a finder’s fee to the Company’s advisor.

Management fees

Management fees approximated the previous periods with no changes to the management structure. The fluctuation was due to currency changes with the contracts fixed in Canadian dollars.

Professional fees

Professional fees in the quarter ended June 30, 2006 include a significant investment in legal costs related to SEC filings and financing.

Travel

Travel costs were consistent at $21,940 for the quarter ended June 30, 2006. Travel costs reflect senior management maintaining a presence for financing and business activity in Western Canada.

Off-Balance Sheet Arrangements

The Company did not engage in any off-balance sheet arrangements during the quarter.

New Accounting Pronouncements

FASB Interpretation 48

In June 2006, FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes” was issued which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de−recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

This Interpretation is effective for fiscal years beginning after December 15, 2006, and earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The Company has not yet determined the impact of FASB Interpretation 48 on its financial statements.

Liquidity and Capital Resources

At June 30, 2006, we have a accumulated deficit of $2,573,706 and we expect to incur additional losses in the short term at least until such time, if ever, that our products are manufactured and marketed profitably. We have financed our operations since inception primarily through the private placements of equity and debt securities. From our inception through June 30, 2006, we have received net proceeds of approximately $1,061,000 from private sales of our convertible debentures. We have been able to reduce our cash requirements with the deferral of management contracts of $715,962. The payment terms have not been defined for these management contracts.

At June 30, 2006, we have $56,002 in cash. Net cash used in operating activities was $94,561 for the six months ended June 30, 2006 compared to $688,107 for the six months ended June 30, 2005. The decrease in net cash used in operations in primarily due to the lack of product sales.

Net cash provided by financing activities was $137,651 for the six months ended June 30, 2006 compared to $664,991 for the six months ended June 30, 2005. The net cash provided by financing activities in the six months ended June 30, 2006 was due to the net proceeds of $88,238 raised in a private note payable and $49,413 raised via an issuance of debt convertible to common shares.

We expect to put our current capital resources to the following uses:

-	for the marketing and sales of our products;
-	to continue our product line expansion;
-
for working capital purposes, including for additional salaries and wages as our organization grows and as we expand our presence in the Canadian Market and for additional professional fees and expenses and other operating costs.

Our cash flow projections plan for an equity financing of $1.0 million during the third quarter of 2006. We will continue to rely on private funding.

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

The auditors’ report on the Company’s consolidated financial statements as of December 31, 2005 states that the net loss incurred during the year ended December 31, 2005, the accumulated deficit as of that date, and the other factors described in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, raise substantial doubt about the Company’s ability to continue as a going concern. The auditors’ report on the Company’s financial statements for the year ended December 31, 2004 contained a similar statement. These condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Risks Related to Our Company

We have not been profitable since our inception in 2003. As of June 30, 2006, we have an accumulated deficit of $2,573,706 primarily as a result of our start up expenses. We may never realize sufficient revenues from the sale of our products or be profitable. Each of the following factors, among others, may influence the timing and extent of our profitability, if any:

-	the completion and success of financing to provide marketing and administration support for the launch of our product;

-	the market acceptance of Dairy Fresh Farms with the Canadian Consumer;
-	our ability to effectively and efficiently manufacture, market and distribute our products; and
-	our ability to sell our products at competitive prices which exceed our per unit costs.

We anticipate that, if cash generated from operations is insufficient to satisfy our requirements, we will require additional funding to continue to market our products. Our cash flow projections plan for an equity financing of $1.0 million during the third quarter of 2006. We will continue to rely on private funding. However, our projections of future cash needs and cash flows may differ from actual results.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures as of June 30, 2006 were not effective due to material weakness in our internal controls over financial reporting described below, and other factors related to the Company’s financial reporting processes.

As disclosed in the Company’s Form 10-KSB for the year ended December 31, 2005, both the Company and its independent registered public accounting firm identified certain significant internal control deficiencies that we considered to be, in the aggregate, a material weakness. The primary concern was the adequacy of review of supporting schedules that result in adjusting journal entries being entered into the accounting systems that were inaccurate or disclosures in the notes to the financial statements that were incorrect or inadequate. These inaccuracies were not detected by the control procedures of management reviewing the schedules and supporting documentation, resulting in errors appearing on the financial statements and subsequent detection in the audit. The other area of concern was the inadequate segregation of duties among the administrative staff. Due to the size of our Company and the costs associated to remediate these issues, we still consider these concerns to be relevant.

Changes in Internal Controls

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2006.

PART II OTHER INFORMATION
Item 1. Legal Proceedings

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2006, 26,000 common shares were issued as payment for professional fees incurred in the year ended December 31, 2005, valued at $0.50 per share which represents the fair value of the Company’s share when the services were completed. The excess in the par value is recorded in contributed surplus.

In February 2006, the Company issued 35,000 common shares in exchange for professional fees incurred. The shares were valued at $0.75 per share which represents the fair value of the Company’s share when the services were completed. The excess in the par value is recorded in contributed surplus.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

On September 7, 2006, the Company held its annual meeting of shareholders. The results were as follows:
For the election of Nicolas Matossian, Robert C. Harrison, Don Paterson, and Ian Morrice, 8,808,027 shares voted in favor and 500 against. For the election of Richard Farrell, 8,698,234 shares voted against and 110,293 shares voted in favor.

Ratification and Approval of the appointment of Raymond Chabot Grant Thornton LLP , as the Company's independent Registered public accounting firm for the fiscal year ending December 31, 2006.

For 129,793	Against 8,678,234	Abstain 500

Ratification and Approval of the appointment of 2006 Stock Option Plan.

For 8,808,027	Against 500	Abstain 0

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

DAIRY FRESH FARMS INC.

By:	/s/ Robert Harrison
Robert Harrison
Chief Executive Officer

Date: September 28, 2006

By:	/s/ Don Paterson
Don Paterson
Principal Accounting Officer

Date September 28, 2006