Form 10QSB
period 2006-09-30
Dairy Fresh Farms Inc.
filed 2006-11-24
CIK 1274001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-111486

DAIRY FRESH FARMS INC.

(Name of small business issuer in its charter)

Nevada	98-0407549
(State or other jurisdiction of incorporation)	(I.R.S.Employer identification No.)

413 Churchill Avenue N. Ottawa, Ontario, Canada K1Z 5C7
-------------------------------------------------------
(Address of principal executive offices)

Tel: 613-724-2484
--------------------
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

As of November 15, 2006, there were 19,378,049shares of the registrant's common stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).   Yes ☐; No ☒

DAIRY FRESH FARMS INC.

PART I FINANCIAL INFORMATION

General

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ deficit in conformity with generally accepted accounting principles in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The December 31, 2005 consolidated condensed balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. Operating results for the quarter ended September 30, 2006 are not necessarily indicative of the results that can be expected for the full year ending December 31, 2006.

Dairy Fresh Farms Inc.
Unaudited Condensed Consolidated Statements of Operations
Expressed in U.S. Dollars

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September	September	September	September
	30, 2006	30, 2005	30, 2006	30, 2005
	$	$	$	$

Revenues	-	44,900	-	118,831

Operating expenses
Freight and product costs	-	17,266	1,234	38,359
Advertising and product support	834	258,217	17,617	642,316
Depreciation of property and equipment	1,029	1,119	3,058	3,275
Finder’s fee for reverse takeover transaction	-	-	-	100,000
Interest and bank charges, net	1,845	4,020	7,850	4,660
Management fees	87,302	106,815	272,602	301,081
Office	3,882	5,571	8,076	16,890
Professional fees	63,159	72,685	148,744	164,014
Rent	4,267	2,515	12,584	9,628
Telecommunications	3,044	3,528	11,213	10,679
Travel	38,462	28,311	84,965	79,871
	203,824	500,047	567,943	1,370,773
Net loss	(203,824)	(455,147)	(567,943)	(1,251,942)

Basic and diluted loss per share	(0.01)	(0.03)	(0.04)	(0.10)

Weighted number of shares outstanding	15,681,792	14,127,500	15,674,195	13,015,717

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dairy Fresh Farms Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
Expressed in U.S. Dollars

	Nine months	Nine months
	ended	ended
	September	September
	30, 2006	30, 2005
	$	$
OPERATING ACTIVITIES
Net loss	(567,943)	(1,251,942)
Non-cash items:
Depreciation of property and equipment	3,058	3,275
Finders fee for reverse takeover transaction	-	100,000
Issuance of shares in exchange for services	26,250	-
Changes in working capital items:
Accounts receivable	(17,955)	(39,238)
Prepaid expenses	(58,616)	(25,278)
Accounts payable and accrued liabilities	(48,399)	281,131
Management contracts payable	226,484	104,457
Cash flows used in operating activities	(437,121)	(827,595)

INVESTING ACTIVITIES
Purchase of property and equipment and cash flows
used in investing activities	-	(10,529)

FINANCING ACTIVITIES
Issuance of convertible debt	923,356	788,663
Proceeds from notes payable	88,637	-
Cash flows provided by financing activities	1,011,993	788,663
Effect of changes in exchange rates on cash	5,866	701
Net increase (decrease) in cash	580,738	(48,760)
Cash, beginning of period	12,976	90,578
Cash, end of period	593,714	41,818

Non-cash financing transactions:
Issuance of shares to settle accounts payable	13,010	-
Issuance of convertible debt to settle management fees payable	48,750	-

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dairy Fresh Farms Inc.
Unaudited Condensed Consolidated Balance Sheets
Expressed in U.S. Dollars

	September	December
	30, 2006	31, 2005
ASSETS	$	$
Current assets
Cash	593,714	12,976
Accounts receivable, net	83,441	61,675
Prepaid expenses	59,618	387
	736,773	75,038

Property and equipment, net	11,042	13,571
	747,815	88,609

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	312,914	360,903
Management contracts payable	700,966	500,704
Convertible debenture loans	982,029	-
Notes payable	89,542	-
	2,085,451	861,607

SHAREHOLDERS' DEFICIENCY
Common shares, $0.001 par value, voting, 75,000,000 authorized shares, 15,681,792 shares issued and outstanding as of September 30, 2006 and 15,620,792 shares as of December 31, 2005	2,377	2,316
Contributed surplus	1,581,094	1,541,895
Accumulated comprehensive loss	(143,577)	(107,622)
Deficit	(2,777,530)	(2,209,587)
	(1,337,636)	(772,998)
	747,815	88,609

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
Expressed in U.S. Dollars
(Unaudited)

1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dairy Fresh Farms Inc. (“Dairy Fresh” or the “Company”) and its subsidiaries have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the latest annual report on Form 10-KSB. These statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2005 and, in the opinion of management, include all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company. The December 31, 2005 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
Expressed in U.S. Dollars
(Unaudited)

2 - COMPANY BACKGROUND AND LIQUIDITY (continued)

LIQUIDITY

The Company has incurred a net loss of $203,824 and $567,943 during the three and nine months ended September 30, 2006. In addition, the Company generated negative cash flows from operations of $437,121 for the nine months ended September 30, 2006 and has generated negative cash flows from operations since inception. As at September 30, 2006, the Company had a working capital deficiency of $1,348,678 ($786,569 - December 31, 2005) and a shareholders’ deficiency of $1,337,636 ($772,998 - December 31, 2005).

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

In the longer term, the Company has to generate the levels of revenue which would result in cash sufficiency and it may need to continue to raise capital by selling additional equity or by obtaining credit facilities. No assurance can be given that any such financing will be available or that, if available, it can be obtained on terms favorable to the Company.

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
Expressed in U.S. Dollars
(Unaudited)

3 - RELATED PARTY TRANSACTIONS

The Company entered into the following related party transactions. These transactions were concluded in the normal course of operations at the exchange amount, which is the amount established and accepted by the parties.

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005
	$	$	$	$
Expenses:
Management fees (a)	87,302	106,815	272,602	301,081
Bookkeeping fees (b)	2,278	2,278	4,778	11,474

Amounts due to and due from related parties:	September 30, 2006	December 31, 2005
	$	$
Management fees payable (a)	700,966	500,704
Bookkeeping fees payable (b)	2,278	2,175
Amount due from companies under common control (c)	11,186	8,827
Notes payable to related parties (d)	26,862	-
Amount due to a company under common control (e)	6,982	6,705
Convertible debt (f)	49,248	-

(a) During the three and nine months periods ended September 30, 2006 and September 30, 2005, the Company engaged the management services of four companies controlled by officers of the Company.

(b) During the three and nine months periods ended September 30, 2006 and September 30, 2005, the Company engaged the bookkeeping services of a firm controlled by an officer of the Company.

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
Expressed in U.S. Dollars
(Unaudited)

3 - RELATED PARTY TRANSACTIONS (continued)

(c) The Company paid legal expenses for Dairy One Technologies Limited and Purple Cow Investments Inc., companies under common control, during the year ended December 31, 2005 and nine months ended September 30, 2006 resulting in the above amount receivable from companies under common control. The legal fees paid during the three and nine months ended September 30, 2006 are $Nil and $1,907, respectively. There were no legal fees paid during the three and nine months ended September 30, 2005.

(d ) The Company issued $26,862 of 5% promissory notes to an officer of the Company during the nine month period ended September 30, 2006. The notes are repayable when a major financing is completed.

(e) The Company incurred royalty expense to Dairy One Technologies Limited, a company under common control, in the amount of $6,705 during the year ended December 31, 2005. The amount payable as at September 30, 2006 is $6,982 (December 31, 2005 - $6,705). The Company expensed $nil in the three and nine months ended September 30, 2006 and $3,332 and $7,829 in the three and nine months ended September 30, 2005, respectively.

(f) In August 2006, the Company issued convertible debt to its Chief Executive Officer as payment of management fees payable.

4 - CONVERTIBLE DEBENTURE LOANS

Convertible debenture loans are unsecured and were repayable on or before September 15, 2006 with 10% interest if the Company did not withdraw its SB-2 registration statement. Loans are automatically converted into units of the Company upon the Company completing or withdrawing its current SB-2 registration statement and raising $1 million. The conversion of the loan will be performed at $0.70 per share into common shares of the Company and warrants exercisable over a period of 24 months at $0.75 per share.

5 - NOTES PAYABLE

Notes payable bear interest at 5%, are unsecured and repayable when a major financing is completed.

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
Expressed in U.S. Dollars
(Unaudited)

6 - LOSS PER SHARE

For the purpose of the loss per share computation, the weighted average number of common shares outstanding has been used. Had the treasury stock method been applied to the unexercised share warrants, the effect on the loss per share would be anti-dilutive.

The total warrants outstanding at September 30, 2006 and December 31, 2005 were 2,220,792 and 2,220,792, respectively.

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

8 -COMPREHENSIVE LOSS

Comprehensive loss includes changes in the balances of items that are reported directly in a separate component of shareholders’ equity in the Company’s unaudited condensed consolidated balance sheets. The components of comprehensive loss are as follows:

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005
	$	$	$	$
Net loss as reported	(203,824)	(455,147)	(567,943)	(1,251,942)
Foreign currency translation adjustment	(3,208)	(46,342)	(35,955)	(52,465)
Comprehensive loss	(207,032)	(501,489)	(603,898)	(1,304,407)

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
Expressed in U.S. Dollars
(Unaudited)

9 - SUBSEQUENT EVENTS

Subsequent to September 30, 2006, the Company converted the outstanding debentures to common shares. This resulted in the Company issuing 1,428,573 common shares and 714,286 warrants.

Subsequent to September 30, 2006, the Company issued 1,767,684 common shares to the companies controlled by the officers of the Company as settlement of management fees payable amounting to $470,881.

Subsequent to September 30, 2006, the Company issued 500,000 common shares as payment for investor relations services valued at $0.25 per share.

10 - NEW ACCOUNTING PRONOUNCEMENTS

FASB Interpretation 48

In June 2006, FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes” was issued which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de−recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

SFAS No. 156

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Instruments - an Amendment of SFAS No. 140” (“SFAS 156”). This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective for fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS 156 will have a material impact on its consolidated financial position, results of operations or cash flows.

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
Expressed in U.S. Dollars
(Unaudited)

10 - NEW ACCOUNTING PRONOUNCEMENTS (continued)

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not expect the adoption of SFAS 157 will have a material impact on its consolidated financial position, results of operations or cash flows.

SAB 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement ("rollover") and balance sheet ("iron curtain") approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has determined that there will be no impact to the financial statements upon the adoption of this bulletin.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Company’s consolidated condensed financial statements included herein. Further, this quarterly report on Form 10−QSB should be read in conjunction with the Company’s consolidated financial statements and notes to consolidated financial statements included in its 2005 Annual Report on Form 10−KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

BACKGROUND

This discussion and analysis of financial position and results of operations is prepared as at September 30, 2006 and should be read in conjunction with the condensed consolidated financial statements for the three and nine months ended September 30, 2006. These condensed consolidated financial statements have been prepared using the generally accepted accounting principles in the United States of America on the same basis as the audited consolidated financial statements for the year ended December 31, 2005 and, in the opinion of management, include all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company.

Company’s overview

Dairy Fresh Farms Inc. (“Dairy Fresh” or the “Company”) and its wholly owned subsidiary, Dairy Fresh Technologies Ltd., have the exclusive license in Canada to develop and exploit the patented formula for a healthy milk based product ”Dairy Fresh Farms”. The Company launched a test trial of 2-liter regular milk and a 1-liter lactose free product with Canada Safeway stores in Western Canada during the period of January 2005 to December 2005.

The Company will launch an expanded product line and in Ultra High Temperature (UHT) form when planned financing as discussed under “Liquidity and Capital Resources” is completed. Consequently there were no revenues in the three and nine months ended September 30, 2006.

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

With the completion of our $1 million financing we intend to focus our sales and marketing efforts over the next 12 months primarily on expanding our distribution and retail share in Western Canada. We are continuing to raise funds for the growth of our distribution and retail share in the rest of Canada. In such event, if we are unable to raise additional funds on a timely basis or at all, any progress with respect our products and, therefore, our potential revenues would be adversely affected.

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

Revenues

The Company’s two-litre regular milk product was listed with 134 Canada Safeway stores and the one litre lactose free product was listed with all 204 Safeway stores on January 12, 2005 and ended on December 10, 2005. These stores are all located in the western provinces of Canada. As a result of the trial period ending there were no sales in the three and nine months ended September 30, 2006.
OPERATING EXPENSES

Advertising and product support

With the launch of the Company’s initial two products there was a marketing program established to support sales in the three and nine months ended September 30, 2005. The majority of the focus was on in-store demos. With the products off shelves, there was little in the way of initiatives in this advertising and product support in the three and nine months ended September 30, 2006.

Finder’s fee

As part of the reverse takeover transaction in March 2005, the Company issued 1,500,000 fully paid common shares as a finder’s fee to the Company’s advisor.

Management fees

Management fees decreased about 7% from the quarter ended June 30, 2006 with no changes to the management structure. Certain of the senior management team have temporarily reduced their compensation to preserve cash.

Professional fees

Professional fees in the quarter ended September 30, 2006 include an investment in licensing strategies in the Middle East and are consistent with the previous period.

Travel

Travel costs were at $38,462 for the quarter ended September 30, 2006. Travel costs increased during the quarter ended September 30, 2006 due to senior management maintaining a presence for financing and business activity in Western Canada and Frankfurt Germany where the Company is listed.

Off-Balance Sheet Arrangements

The Company did not engage in any off-balance sheet arrangements during the quarter.

New Accounting Pronouncements

FASB Interpretation 48

In June 2006, FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes” was issued which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de−recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

SFAS No. 156

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Instruments - an Amendment of SFAS No. 140” (“SFAS 156”). This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective for fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS 156 will have a material impact on its consolidated financial position, results of operations or cash flows.

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not expect the adoption of SFAS 157 will have a material impact on its consolidated financial position, results of operations or cash flows.

SAB 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement ("rollover") and balance sheet ("iron curtain") approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has determined that there will be no impact to the financial statements upon the adoption of this bulletin.

Liquidity and Capital Resources

At September 30, 2006, we have an accumulated deficit of $2,777,530 and we expect to incur additional losses in the short term at least until such time, if ever, that our products are manufactured and marketed profitably. We have financed our operations since inception primarily through the private placements of equity and debt securities. From our inception through September 30, 2006, we have received net proceeds of approximately $1,943,000 from private sales of our convertible debentures. We have been able to reduce our cash requirements with the deferral of management contracts of $700,966. The payment terms have not been defined for these management contracts.

At September 30, 2006, we have $593,714 in cash. Net cash used in operating activities was $437,121 for the nine months ended September 30, 2006 compared to $827,595 for the nine months ended September 30, 2005. The decrease in net cash used in operations in primarily due to a lower level of activity.

Net cash provided by financing activities was $1,011,993 for the nine months ended September 30, 2006 compared to $788,663 for the nine months ended September 30, 2005. The net cash provided by financing activities in the nine months ended September 30, 2006 was due to the net proceeds of $88,637 raised in a private note payable and $923,356 raised via an issuance of debt convertible to common shares.

We expect to put our current capital resources to the following uses:

-	for the marketing and sales of our products;
-	to continue our product line expansion;
-
for working capital purposes, including for additional salaries and wages as our organization grows and as we expand our presence in the Canadian Market and for additional professional fees and expenses and other operating costs.

With the completion of our $1 million financing we intend to focus our sales and marketing efforts over the next twelve months on expanding our distribution and retail share in the Western Canadian marketplace. We are continuing our financing efforts for the expansion of our retail and distribution in the rest of the Canadian marketplace. In such event, if we are unable to raise additional funds on a timely basis or at all, any progress with respect to our products and, therefore, our potential revenues, would be adversely affected.

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

If the Company was not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying values reflected in the condensed consolidated financial statements. As described elsewhere in this report, at September 30, 2006, there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

Risks Related to Our Company

We have not been profitable since our inception in 2003. As of September 30, 2006, we have an accumulated deficit of $2,777,530 primarily as a result of our start up expenses. We may never realize sufficient revenues from the sale of our products or be profitable. Each of the following factors, among others, may influence the timing and extent of our profitability, if any:

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures as of September 30, 2006 were not effective due to material weakness in our internal controls over financial reporting described below, and other factors related to the Company’s financial reporting processes.

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

Changes in Internal Controls

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2006.

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

DAIRY FRESH FARMS INC.

By:	/s/ Robert Harrison
Robert Harrison
Chief Executive Officer

Date: November 24, 2006

By:	/s/ Don Paterson
Don Paterson
Principal Financial and Accounting Officer

Date November 24, 2006