Form 10KSB/A
period 2005-12-31
Dairy Fresh Farms Inc.
filed 2007-01-26
CIK 1274001

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB/A


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

Changes in Internal Controls


In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

PART IV

ITEM 13. EXHIBITS

(a)   Exhibits

EXHIBIT NUMBER                       DESCRIPTION


   2.1 Agreement and Plan of Merger by and between Dairy Fresh Technologies Ltd., 6351492 CANADA INC. and Northwest Horizon Inc, dated February 28, 2005. (1)

   3.1      Articles of Incorporation (2)

   3.2      By-laws (2)

   3.3      Stock Specimen (2)

   14.1     Code of Ethics (4)

   31.1 Rule 1 3a-14(a)/1 Sd- 14(a) Certifications of the Chief Executive Officer and Chief Financial Officer (4)

   31.2 Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer (4)

   32.1     Section 1350 Certification of the Chief Executive Officer (4)

   32.2 Section 1350 Certification of the Chief Financial Officer (4) 99.1 Financial Statements of Dairy Fresh Technologies Ltd. (3) 99.2 Pro Forma Financial Statements (3)

      (1) Incorporated by reference to the Form. 8-K filed with the Securities and Exchange Commission on March 7, 2005.

      (2) Incorporated by reference from Registration Statement on Form SB-2 filed on December 23, 2003).

      (3) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on June 8, 2005.

      (4)   Filed herein.


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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ottawa, Ontario, Canada


Date: January 26, 2007.
                             Dairy Fresh Farms, Inc.


                             /S/ ROBERT C. HARRISON
                             ----------------------
                             By:  ROBERT C. HARRISON
                             President, CEO, Director

                             /S/ DON PATERSON
                             ----------------------
                             By:  DON PATERSON
                             Chief Financial Officer, Director


      In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signatures            Title                                   Date



ROBERT C. HARRISON    President, Chief Executive Officer,     January 26, 2007
                      Director
NICOLAS MATOSSIAN     Chairman of the Board of Directors      January 26, 2007

DON PATERSON          Chief Financial Officer, Director       January 26, 2007

RICHARD FARRELL       Director                                January 26, 2007

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


/s/ Raymond Chabot Grant Thornton LLP
Raymond Chabot Grant Thornton LLP
Ottawa, Canada
May 19, 2006

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