Form 10KSB
period 2006-12-31
Dairy Fresh Farms Inc.
filed 2007-04-19
CIK 1274001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from _______ to ________

COMMISSION FILE NO. 000-18980

DAIRY FRESH FARMS INC.
(Name of Small Business Issuer in Its Charter)

Nevada	98-0407549
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

413 Churchill Avenue, N. Ottawa, Ontario, Canada	K1Z 5C7
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (613) 724 2484

Copies of communications to:

JOSEPH I. EMAS
1224 WASHINGTON AVENUE
MIAMI BEACH, FLORIDA 33139
TELEPHONE NO.: (305) 531-1174
FACSIMILE NO.: (305) 531-1274

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001 per Share
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer's revenues for the year ended December 31, 2006 were $0. The aggregate market value of the registrant’s common stock held by non-affiliates as of December 31, 2006 was approximately $1,355,550.

State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date: We are authorized to issue 75,000,000 shares of common stock, par value $.001 per share, of which 23,003,649 shares are issued as of April 9, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐  No ☒

DAIRY FRESH FARMS INC.
FORM 10-KSB - INDEX

EXPLANATORY NOTE

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. There are statements in this annual report that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control.  For a discussion of these risks, you should read this entire Annual report carefully.  Although management believes that the assumptions underlying the forward looking statements included in this Annual report are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements.  In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Annual report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

As used in this annual report, "we", "us", "our", "Dairy Fresh", the "Group", "Company" or "our Company" refers to Dairy Fresh Farms Inc. and all of its subsidiaries and affiliated companies.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

The Company was incorporated under the name of Northwest Horizon Corporation in the State of Nevada, United States of America on February 5, 2003. The name was changed to Dairy Fresh Farms Inc. on August 11, 2005.

The Company was in the development stage until January 1, 2005. The Company originally intended to establish itself as a transportation broker specializing in trucking as the efficient mode of transporting both raw materials and finished products to their destination; however as of December 17, 2004 the Board of Directors concluded that the Company would be unable to raise the necessary funds to proceed with this original plan.

On March 3, 2005, the Company merged via a reverse takeover with Dairy Fresh Technologies Ltd. Dairy Fresh Technologies Ltd. was incorporated under the Canada Business Corporations Act on May 14, 2002 to develop and exploit a unique patented dairy process in Canada. This patent, "Dairy Fresh Farms ™" produces monounsaturated-enhanced dairy products.

Our principal executive office is located at 413 Churchill Avenue N. Ottawa, Ontario, Canada, K1Z 5C7 and our telephone number is 613-724-2484. The URL for our website is http://www.dairyfresh.ca.

Business

Dairy Fresh Technologies Ltd. have the exclusive license in Canada to develop and exploit the patented formula for a healthy milk based product ”Dairy Fresh Farms”. The Company launched 2 liter regular milk and a 1 liter lactose free product with Canada Safeway stores in Western Canada during the year ended December 31, 2005 as a test launch.

Dairy Fresh Farms is an all natural process resulting in a healthier milk based product which is Low in Cholesterol, Trans Fat Free, Lactose Free, Low in Saturated Fat, 99% Fat Free and has high levels of Omega 6 and 3 and Monounsaturated Fat enhanced without compromising great taste.

The product was developed in Sydney, Australia where, in management’s opinion, it has achieved outstanding results.

Our strong and experienced management team believes this process will provide the Dairy Industry with the products they need in today’s health conscious environment. We are in the business of branding “Dairy Fresh Farms™” and developing licensing agreements for the manufacture and distribution of its innovative dairy products. The Canadian Heart and Stroke Foundation’s has provided a “Health Check” of approval on “Dairy Fresh Farms™”.

“Dairy Fresh Farms™” is a patented technology that produces monounsaturated-enhanced dairy products. This breakthrough technology transforms low fat dairy products into creamy great tasting healthy products. The US Government’s National Cholesterol Education Program (NCEP) Guidelines (May 15, 2001) recommended that up to 80% of total caloric intake through fat be consumed as monounsaturated fats to lower serum cholesterol.

“Canola has a very low level of saturated fatty acids, a high level of monounsaturated fatty acids and the essential Omega-3s. Adding canola oil to skim milk adds these nutritional components, along with Vitamin E and K, without compromising the taste. Canola would also complement the ‘mouth feel’ of a much higher fat level milk product without adding cholesterol to the drinker’s diet.” (Alberta Canola Producers Commission)

“31%, or 90 million people, in North America have lactose maldigestion”. (Journal of the American College of Nutrition Vol. 20, No. 2, 198S-207S, 2001) “Dairy Fresh Farms™” meets this market demand.

“Dairy Fresh Farms™” is Trans Fat Free - “Like saturated fat (the kind mainly found in dairy products and meat and poultry), trans fat has been shown to boost levels of the artery-clogging LDL- cholesterol or ‘bad’ cholesterol. And to make matters worse, trans fat also lowers the amount of the protective HDL-cholesterol (the ‘good’ cholesterol) in the blood - a double whammy that makes foods high in trans fat much more of a threat to heart health than those previously avoided by the cholesterol-conscious.” (Rosie Schwartz, dietician, Jan. 2004, Ottawa Citizen)

Manufacturing

Once production resumes, all of Dairy Fresh Farms ingredients will be supplied, in branded packaging, by two major suppliers to a manufacturing co-packing plant. The plant will be responsible for purchasing ingredients off these approved Dairy Fresh Farms suppliers.

Our goal is to introduce 2 two more additional carton sizes for a total of 4 four (SKUs) in Western Canada in 2007 to broaden the choices for consumers and to produce the product in Ultra High Temperature format in order to extend the shelf life.

The products

The following are a brief description of our products:

- Regular Milk Beverage
- Lactose Reduced Milk Beverage
- Field Trials for Premium Ice Cream with Omega-3s

“Dairy Fresh Farms™” is a patented technology that produces monounsaturated-enhanced dairy products. This breakthrough technology transforms low fat dairy products into creamy great tasting healthy products.

The US Government’s NCEP Guidelines (May 15, 2001) recommended that up to 80% of total caloric intake through fat be consumed as monounsaturated fats to lower serum cholesterol.

“Canola has a very low level of saturated fatty acids, a high level of monounsaturated fatty acids and the essential Omega-3s. Adding canola oil to skim milk adds these nutritional components, along with Vitamin E and K, without compromising the taste. Canola would also complement the ‘mouth feel’ of a much higher fat level milk product without adding cholesterol to the drinker’s diet.” (Alberta Canola Producers Commission) “31%, or 90 million people, in North America have lactose maldigestion”. (Journal of the American College of Nutrition Vol. 20, No. 2, 198S-207S, 2001) “Dairy Fresh Farms™” meets this market demand.

“Dairy Fresh Farms™” is Trans Fat Free - “Like saturated fat (the kind mainly found in dairy products and meat and poultry), trans fat has been shown to boost levels of the artery-clogging LDL- cholesterol or ‘bad’ cholesterol. And to make matters worse, trans fat also lowers the amount of the protective HDL-cholesterol (the ‘good’ cholesterol) in the blood - a double whammy that makes foods high in trans fat much more of a threat to heart health than those previously avoided by the cholesterol-conscious.” (Rosie Schwartz, dietician, Jan. 2004, Ottawa Citizen).

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

Government regulations

Our operations may be, directly or indirectly, subject to Canadian and United States federal, state or local laws. These Canadian and United States regulations will subject us to increased regulation costs, and possibly fines or restrictions on conducting our operations. In addition, potential future foreign markets have different regulations related to the environment, labor relations, currency fluctuations, exchange controls, customs, foreign tax increases, import and export, investment and taxation which will also subject us to increased regulation costs and possibly fines or restrictions on conducting our operations. If we are unable to meet the requirements of the regulations in any jurisdictions, our operations in such jurisdictions may be delayed or prohibited. Any of these regulations may increase our costs and negatively affect our potential profitability.

Canada’s Health Check™ symbol

Dairy Fresh Farms™ milk beverages carry the Heart and Stroke Foundation of Canada’s Health Check™ symbol which tells consumers Dairy Fresh Farms™ is a healthy choice; it meets the Health Check™ nutrition criteria which are based on Canada’s Food Guide to Healthy Eating.

Trademarks, Patents & Licenses

“Dairy Fresh Farms™” is a patented technology that produces monounsaturated-enhanced dairy products.

ITEM 2. DESCRIPION OF PROPERTY

The lease of office space ended on September 30th 2005 we are now on a month to month lease with the landlord while we negotiate a new lease. Our lease is currently based on $18,000 per year pro-rated per month. Management anticipates that future lease payments will be budgeted approximately as follows:

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There were no submissions of matters to security holders in the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSIENSS ISSUER PURCASHES OF EQUITY SECURITIES

Dairy Fresh's common stock trades on the Over the Counter Bulletin Board under the stock symbol DYFR.OB. Until December 1, 2006, the Company’s common stock traded on the “pink sheets.” The high and low closing bid information for our common stock is based on information received from Bloomberg L.P., Pinksheets.com and Market Services, and a company market maker.

Quarter Ended	High	Low

December 31, 2005	$0.78	$0.78

Fiscal year 2006

March 31, 2006	$0.78	$0.78
June 30, 2006	$0.76	$0.58
September 30, 2006	$0.58	$0.25
December 31, 2006	$0.25	$0.07

The quotations set forth above reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions. The shares of common stock are being offered for sale by the selling stockholders at prices established on the "OTCBB” or, previously, “pink sheets" or in negotiated transactions. These prices will fluctuate based on the demand for the shares.

As of December 31, 2006 there were approximately 149 holders of record of our common stock.

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

Recent sales of unregistered securities

During the year ended December 31, 2006 we completed a Securities Purchase Agreement with accredited investors for the sale of $952,000 of our convertible debentures. The convertible debentures were converted to shares of our common stock at one share of common stock for each $.70 in debentures. The offer and sale of such securities were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our Company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act. For non-United States entities, we completed the offering pursuant to Rule 903 of Regulation S (i.e., Category 3) of the Securities Act. Each purchaser represented to us in the subscription agreement that he was a non-U.S. person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Each purchaser represented to us that he will resell such securities only in accordance with the provisions of Regulation S which prohibit sales to or for the benefit of a U.S. person, pursuant to registration under the Act, or pursuant to an available exemption from registration and agrees not to engage in hedging transactions with regard to such securities unless in compliance with the Act. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S which, among other things, precludes transfers except as provided above. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. Each subscription agreement precluded transfer except under the above conditions. No registration rights were granted to any of the purchasers.

We did not utilize an underwriter for any of the foregoing.

Effective February 8, 2007, Dairy Fresh Farms Inc. (the “Company”) engaged Tertium Capital Inc., a Barbados corporation, for certain advisory services, including but not limited to analyzing, structuring, negotiating and effecting a proposed financing transaction and preparation of corporate materials such as business plans and corporate presentation. As consideration for these services, Tertium Capital Inc., have received 1,805,000 shares of the Company’s common stock, valued at $0.30 per share.

In addition, the Company issued an additional 1,400,000 to Tertium Capital Inc. for prospective services provided in developing markets for the Company products in Russia, Israel and Italy along with strategic partnering advice and consultation with pre-selected industry players who can offer both production capacity and distribution networks. Such shares shall vest based on benchmarks established between the Company and Tertium Capital Inc.

The consideration paid to Tertium Capital Inc. of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, in reliance upon Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) , based on the following: (a) Tertium Capital Inc. confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) Tertium Capital Inc. was provided with certain disclosure materials and all other information requested with respect to our Company; (d) Tertium Capital Inc. acknowledged that all securities being issued were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act. Tertium Capital Inc., in conjunction with the issuance of common shares pursuant to Rule 903(a) and (b)(3) of Regulation S represented to us that Tertium Capital Inc. resided outside of, and were not citizens of, the United States. We did not engage in a distribution of this offering in the United States. Tertium Capital Inc. represented its intention to acquire the securities for investment only and not with a view towards distribution. Appropriate legends have been affixed to the stock certificate issued to Tertium Capital Inc. in accordance with Regulation S.

On February 8, 2007, we issued 407,000 shares to Midland Baring Ltd., in exchange for a loan received of $63,000 from 2006 and $59,000 in costs incurred for their work in obtaining the listing in Frankfurt. The issuance of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, in reliance upon Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) , based on the following: (a) Midland Baring Ltd. confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) Midland Baring Ltd. was provided with certain disclosure materials and all other information requested with respect to our Company; (d) Midland Baring Ltd. acknowledged that all securities being issued were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act. Midland Baring Ltd., in conjunction with the issuance of common shares pursuant to Rule 903(a) and (b)(3) of Regulation S represented to us that Midland Baring Ltd. resided outside of, and were not citizens of, the United States. We did not engage in a distribution of this offering in the United States. Midland Baring Ltd. represented its intention to acquire the securities for investment only and not with a view towards distribution. Appropriate legends have been affixed to the stock certificate issued to Midland Baring Ltd. in accordance with Regulation S.

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2006. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERARION

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10−KSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to ”anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers and difficulties of hiring or retaining key personnel, all of which may be beyond the control of the Company. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth therein.

Management’s Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated financial statements included herein. In addition, you are urged to read this report in conjunction with the risk factors described herein.

This discussion and analysis of financial position and results of operation is prepared as at December 31, 2006. The consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America on the same basis as the audited consolidated financial statements for the year ended December 31, 2005 and, in the opinion of management, include all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company.

Company Overview

Dairy Fresh Farms Inc. and its wholly owned subsidiary, Dairy Fresh Technologies Ltd., have the exclusive license in Canada to develop and exploit the patented formula for a healthy milk based product “Dairy Fresh Farms”. The Company completed a trial launch of their 2-litre regular milk and a 1-litre lactose free product with Canada Safeway stores in Western Canada in December 2005.

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

We finished our test launch in December of 2005 and once financing is obtained we plan to resume our production and distribution plan for Western Canada and the rest of Canada. Our cash flow projections plan for an equity financing of $3.0 million USD in 2007. If we are unable to raise these funds on a timely basis or at all, any progress with respect to our products, and, therefore, our potential revenues, would be adversely affected.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements requires application of management’s subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in the subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. Our significant accounting policies are described in detail in the notes to the consolidated financial statements included in this Form 10KSB.

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

Revenues

The Company’s two-liter regular milk product was listed with 134 Canada Safeway stores and the one liter lactose free product was listed with all 204 Safeway stores on January 12, 2005. This trial ended on December 10, 2005. These stores were all located in the western provinces. We were unable to complete sufficient financing in 2006 and therefore have not re-launched our products in UHT format. As a consequence of this, our revenue was $ nil for the year ended December 31, 2006. Revenues for the year ended December 31, 2005 were $150,555 on 436,000 liters.

Operating Expenses

Advertising and product support

The Company incurred $22,595 on product support as it wound down the test launch from 2005 compared to $730,500 for the year ended December 31, 2005.

During 2005, with the launch of the Company’s initial two products there was a marketing program established to support sales. The majority of the focus was on in-store demos. There were approximately 1200 in-store demos with over 400,000 samples during the year ended December 31, 2005. In addition there were advertisements in Safeway flyers, a radio campaign and distribution of coupons offering price savings.

Investor relations

The Company has engaged the services of Value Relations Inc. of Germany and Midland Baring Ltd. of Montreal to provide investor relation services and public relations within the investment community. The Company spent $272,153 during the year ended December 31, 2006 and $202,755 during the year ended December 31, 2005. The increase was due to the listing on the Frankfurt Exchange and the services required in Germany. The Company was successful in obtaining a listing on the OTC Bulletin Board market in December of 2006 and on the Frankfurt Exchange in May of 2006.

Management fees

Management fees were $351,752 for the year compared to $392,041 during the previous year. This decrease was due to two officers of the Company reducing their fee during the year.

Consulting Fees

Consulting fees for the year have been incurred due to a contract for services with Searchlight Point Ltd. to develop and find licensing opportunities in the Middle East.

Travel

Travel costs were $112,290 for the year ended December 31, 2006 compared to $100,742 for the previous year. The travel costs relate to the test market of the Company’s products in Western Canada and the maintenance of our Western operations out of Vancouver where we will re-launch when sufficient financing is in place. The Company also incurred travel costs in the current year with the expansion of marketing opportunities.

Off-Balance Sheet Arrangements

The Company did not engage in any off-balance sheet arrangements during the quarter.

Liquidity and Capital Resources

At December 31, 2006, we had a deficit accumulated of approximately $3,353,000 and we expect to incur additional losses in the short term at least until such time, if ever, that our products are manufactured and marketed profitably. We have financed our operations since inception primarily through the private placements of equity and debt securities. From our inception through December 31, 2006, we have received net proceeds of approximately $1,963,000 from private sales of our convertible debentures.

During the year the Company issued $952,120 of convertible debentures that were converted to common shares at $0.70 per share. These funds were used for working capital purposes.

The Company also issued 1,839,113 shares to management in exchange for management fees payable. This amount has been outstanding for up to three years and the payable was converted at $0.27 at the time of conversion which approximated fair value.

With the listing in Frankfurt it was necessary to hire an investor relations firm. A company agreed to provide these services for 500,000 shares that were valued at $0.30 which approximated fair value.

At December 31, 2006, we had approximately $376,000 in cash. Net cash used in operating activities was approximately $580,000 for the year ended December 31, 2006 compared to $959,000 for the year ended December 31, 2005.

We expect to put our current capital resources to the following uses:

•	for the marketing and sales of our products;

•	to continue our product line expansion;

•
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

The auditors’ report on the Company’s consolidated financial statements as of December 31, 2006 states that the net loss incurred during the year ended December 31, 2006 and the other factors described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, raise substantial doubt about the Company’s ability to continue as a going concern. The auditors’ report on the Company’s financial statements for the year ended December 31, 2005 contained a similar statement. The consolidated financial statements have prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Risks Related to Our Company

We have not been profitable since our inception in 2003. As of December 31, 2006 we had an accumulated deficit of approximately $3,353,000 primarily as a result of our start up expenses and the test market launch in Western Canada in 2005. We may never realize sufficient revenues from the sale of our products or be profitable. Each of the following factors, among others, may influence the timing and extent of our profitability, if any:

•	the completion and success of financing to provide marketing and administration support for the launch of our product;

•	the market acceptance of Dairy Fresh Farms with the Canadian Consumer;

•	our ability to effectively and efficiently manufacture, market and distribute our products; and

•	our ability to sell our products at competitive prices which exceed our per unit costs.

FASB Interpretation 48

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”, (“FIN No. 48”), which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that the Company recognize the impact of a tax position, if that position is more likely than not of not being sustained on audit, based on the technical merits of the position. FIN No. 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The provisions of FIN No. 48 will be effective for fiscal year ends beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company has assessed the adoption of FIN 48 and noted it will not have any impact on the consolidated financial statements.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is evaluating the impact SFAS No. 157 will have on the statements.

SFAS No. 159

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115”, to reduce earnings volatility caused by related assets and liabilities measured differently under GAAP. SFAS No. 159 allows all entities to make an irrevocable instrument-by-instrument election to measure eligible items at fair value in their entirety. In addition, unrealized gains and losses will be reported in earnings at each reporting date. SFAS No. 159 also establishes presentation and disclosure requirements that focus on providing information about the impact of electing the fair value option. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, concurrent with the adoption of SFAS No. 157. The Company does not anticipate that the adoption of SFAS No. 159 will have a significant impact on the consolidated financial position, results of operations or cash flows.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, our management believes that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

SAB 108

In September 2006, the SEC released Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when qualifying Misstatements in Current Year Financial Statements, SAB 108 provides guidance on how the effects of the carryover or, reversal of prior year misstatements should be considered in quantifying a current year misstatement. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either to restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied. SAB 108 is effective for fiscal years ending after November 15, 2006, and was adopted by the company on December 31, 2006. The adoption of SAB 108 had no effect on the Company’s financial statements.

ITEM 7 FINANCIAL STATEMENTS

Dairy Fresh Farms Inc.

Consolidated Financial Statements
December 31, 2006

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements

Operations	F-2

Shareholders’ Deficiency	F-3

Cash Flows	F-4

Balance Sheets	F-5

Notes to Consolidated Financial Statements	F-6 to F-15

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Dairy Fresh Farms Inc.

We have audited the accompanying consolidated balance sheets of Dairy Fresh Farms Inc. and subsidiary as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholders' deficiency and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Dairy Fresh Farms Inc. and subsidiary as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss of $1,143,124, had no revenues and used $580,533 of cash from operations, during the year ended December 31, 2006. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raymond Chabot Grant Thornton LLP

Raymond Chabot Grant Thornton LLP
Ottawa, Canada
April 19, 2007

Dairy Fresh Farms Inc.
Consolidated Statements of Operations
Expressed in U.S. Dollars

	Year ended December 31 2006	Year ended December 31 2005
	$	$

Revenues	-	150,555

Operating expenses
Direct expenses	1,232	46,215
Advertising and product support	22,595	730,500
Depreciation of property and equipment	4,073	4,477
Finder’s fee for reverse takeover transaction	-	100,000
Interest and bank charges, net	1,943	9,777
Management fees	351,752	392,041
Office	11,975	20,244
Consulting fees	246,880	-
Investor relations	272,153	202,755
Professional fees	86,919	155,969
Rent	16,783	13,829
Telecommunications	14,529	25,632
Bad debts	-	10,636
Travel	112,290	100,742
	1,143,124	1,812,817
Net loss	(1,143,124)	(1,662,262)

Basic and diluted loss per share	($0.07)	($0.12)
Weighted average number of shares outstanding	16,549,378	13,544,547

The accompanying notes are an integral part of the consolidated financial statements.

Dairy Fresh Farms Inc.
Consolidated Statements of Shareholders’ Deficiency
Expressed in U.S. Dollars

	Number of common shares issued and outstanding	Share capital	Contributed surplus	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ deficiency
		$	$	$	$	$
BALANCE AS AT DECEMBER 31, 2004	5,000,000	65	282,406	(535,637)	(61,702)	(314,868)

Common shares as at December 31, 2004 and prior to the reverse takeover transaction	14,400,000					-

Effect of reverse share split prior to reverse takeover transaction (Note 8(a))	(12,000,000)					-

Common shares issued in exchange for common shares of Dairy Fresh Technologies Ltd. (Note 8(b))	9,250,000					-

Reverse takeover expenses funded by cash balance in Dairy Fresh Farms Inc. (Note 8(c))		(1,719)				(1,719)

Common shares issued to advisors after reverse takeover transaction (Note 8(d))	1,500,000	1,500	98,500			100,000

Net deficit assumed as a result of the reverse takeover transaction (Note 8(b))				(11,688)		(11,688)

Common shares issued to consultants in exchange for services (Note 8(e))	305,493	305	152,441			152,746

Common Shares issued upon conversion of debentures, net of costs of issuance (Note 8(f))	2,165,299	2,165	1,008,548			1,010,713

COMPREHENSIVE LOSS
Net loss				(1,662,262)
Cumulative translation adjustment					(45,920)
Total comprehensive loss						(1,708,182)
BALANCE AS AT DECEMBER 31, 2005	15,620,792	2,316	1,541,895	(2,209,587)	(107,622)	(772,998)

Common shares issued for services (Note 8 (e) (g))	2,365,113	2,365	675,580			677,945
Common shares issued on conversion of debentures (Note 8 (h))	1,405,644	1,406	936,244			937,65_

COMPREHENSIVE LOSS
Net loss				(1,143,124)
Cumulative translation adjustment					5,860
Total comprehensive loss						(1,137,264)
BALANCE AS AT DECEMBER 31, 2006	19,391,549	6,087	3,153,719	(3,352,711)	(101,762)	(294,667)

The accompanying notes are an integral part of the consolidated financial statements.

Dairy Fresh Farms Inc.
Consolidated Statements of Cash Flows
Expressed in U.S. Dollars

	Year ended December 31 2006	Year ended December 31 2005
	$	$
OPERATING ACTIVITIES
Net loss	(1,143,124)	(1,662,262)
Non-cash items:
Depreciation of property and equipment	4,073	4,477
Finders fee for reverse takeover transaction	-	100,000
Issuance of shares in exchange of investor relations services	163,010	118,664
Issuance of shares in exchange for Management fees payable	514,935	-
Changes in working capital items
Accounts receivable	(16,038)	(9,995)
Prepaid expenses	-	14,066
Accounts payable and accrued liabilities	97,590	277,925
Notes payable	85,815	-
Management contracts payable	(286,794)	198,118
Cash flows used in operating activities	(580,533)	(959,007)

INVESTING ACTIVITIES
Purchase of property and equipment	-	(10,610)
Cash flows used in investing activities	-	(10,610)

FINANCING ACTIVITIES
Issuance of convertible debt	952,120	892,148
Cash flows provided by financing activities	952,120	892,148
Effect of changes in exchange rates on cash	(8,705)	(133)
Net increase (decrease) in cash	362,882	(77,602)
Cash, beginning of year	12,976	90,578
Cash, end of year	375,858	12,976

Supplemental Disclosure for Non-Cash Financing Activities:

During the year ended December 31, 2006, the Company issued 526,000 common shares (305,493 in 2005) in exchange for services for a total value of $163,010 ($118,664 in 2005).

During the year ended December 31, 2006, the Company also issued 1,839,113 common shares as settlement for outstanding management contracts payable for a total value of $514,935.

During the year ended December 31, 2006, the Company converted the debentures into 1,405,644 common shares.

The accompanying notes are an integral part of the consolidated financial statements.

Dairy Fresh Farms Inc.
Consolidated Balance Sheets
Expressed in U.S. Dollars

	December 31, 2006	December 31, 2005
ASSETS	$	$
Current assets
Cash	375,858	12,976
Accounts receivable	77,713	61,675
Prepaid expenses	387	387
	453,958	75,038

Property and equipment, net	9,593	13,571
	463,551	88,609
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	458,493	360,903
Management contracts payable	213,910	500,704
Note payable	85,815	-
	758,218	861,607

SHAREHOLDERS' DEFICIENCY
Common stock, $0.001 par value, 75,000,000 authorized shares, 19,391,549 shares issued and outstanding as at December 31, 2006 and 15,620,792 shares as at December 31, 2005	6,087	2,316
Contributed surplus	3,153,719	1,541,895
Accumulated comprehensive loss	(101,762)	(107,622)
Accumulated deficit	(3,352,711)	(2,209,587)
	(294,667)	(772,998)
	463,551	88,609

The accompanying notes are an integral part of the consolidated financial statements.

Dairy Fresh Farms Inc.
Notes to Consolidated Financial Statement
December 31, 2006
Expressed in U.S. Dollars

1 - GOVERNING STATUTES AND NATURE OF OPERATIONS

Dairy Fresh Farms Inc. (“the Company”) was incorporated under the name of Northwest Horizon Corporation in the State of Nevada, United States of America on February 5, 2003. The name was changed to Dairy Fresh Farms Inc. on August 11, 2005.

The Company was in the development stage until January 1, 2005. The Company originally intended to establish itself as a transportation broker specializing in trucking as the efficient mode of transporting both raw materials and finished products to their destination; however as of December 17, 2004, the Board of Directors concluded that the Company would be unable to raise the necessary funds to proceed with this original plan. On March 3, 2005, the Company merged via a reverse takeover with Dairy Fresh Technologies Ltd.

Dairy Fresh Technologies Ltd. was incorporated under the Canada Business Corporations Act on May 14, 2002 to develop and exploit a unique patented dairy process in Canada. This patent produces monounsaturated-enhanced dairy products.

 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the consolidated financial statements, for the year ended December 31, 2006, the Company incurred a net loss of $1,143,124 ($1,662,262 in 2005) had no revenues, and used $580,533 of cash from operations. The future of the Company is dependant upon its ability to obtain financing, resume operations and achieve profitability. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of and classification of liabilities that might be necessary in the event that the Company cannot continue in existence.

The management of the Company is actively seeking new financing and has reduced expenses in order to preserve cash reserves.

3 - REVERSE TAKEOVER TRANSACTION

On March 3, 2005, Dairy Fresh Technologies Ltd. consummated a merger of 6351492 Canada Inc. (“Canada Inc.”), a Canadian corporation and a fully owned subsidiary of Dairy Fresh Farms Inc. with and into Dairy Fresh Farms Inc., a Nevada corporation, with Dairy Fresh Farms Inc. as the surviving entity.

In these transactions, the outstanding common Dairy Fresh Technologies Ltd. shares were acquired by Canada Inc. in exchange for 9,250,000 shares of Dairy Fresh Farms Inc. As a result of this share exchange, the shareholders of Dairy Fresh Technologies Ltd. now control Dairy Fresh Farms Inc. This transaction has been accounted for as a reverse takeover transaction in Dairy Fresh Farms Inc.’s consolidated financial statements.

Dairy Fresh Farms Inc.
Notes to Consolidated Financial Statement
December 31, 2006
Expressed in U.S. Dollars

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

4 - ACCOUNTING POLICIES

Basis of Presentation

These financial statements have been prepared in U.S. dollars and in accordance with generally accepted accounting principles in the United States of America and include the accounts of the Company and its subsidiary 6351492 Camada Inc.

 Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts recorded in the consolidated financial statements. These estimates are based on management’s best knowledge of current events and actions that the Company may undertake In the future. Actual results may differ from these estimates.

 Revenue Recognition

During the 2005 test launch, the Company had entered into a co-packing agreement with a supplier. Under the terms of this agreement, the supplier manufactured the dairy products per the specifications and instructions of the Company and shipped them directly to the retailer. The supplier invoiced and collected directly from the retailer. The supplier would subtract its manufacturing cost and mark-up, as well as freight and brokerage and submit the net amount to the Company.

The Company recorded the revenue on a net basis in compliance with EITF 99-19, “Reporting Revenues Gross as a Principle versus Net as an Agent”. This is because the Company was not the primary obligor in the arrangement, as it relied on the supplier to provide the goods. Also, the Company had limited liability to assume risk of non-payment by retailers.

The Company also recorded its revenues in accordance with SAB 104 which requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the fee is fixed and determinable; and (iv) collectibility is reasonably assured. The Company recognized revenue when the product was shipped from the supplier.

Loss Per Share

The Company has presented the basic loss per share computed on the basis of the weighted average number of common shares outstanding during the year.

Dairy Fresh Farms Inc.
Notes to Consolidated Financial Statements
December 31, 2006
Expressed in U.S. Dollars

Advertising

The Company expenses advertising costs as they are incurred.

Coupons

During the prior year the Company committed to a consumer coupon program as part of its advertising strategy. This required the Company to estimate and accrue the expected costs of such programs. The Company recorded the coupons as a liability when issued based upon the expected customer redemption rate.

Allowance for Doubtful Accounts

Accounts receivable are shown net of any allowances for doubtful accounts. The Company determines its allowance for doubtful accounts by considering a number of factors, including the age of the receivable, discussions that have occurred with the customer and management’s judgement as to the overall collectibility of the receivable from that customer. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts in the period of the recovery.

The Company determined that no allowance was necessary for the year ended December 31, 2006 and 2005.

Depreciation

Property and equipment are depreciated over their useful lives according to the following methods and annual rates:

	Methods	Rates or Term
Leasehold improvements	Straight line	Shorter of useful life or remaining lease term
Computer equipment	Declining balance	30%
Furniture and fixtures	Declining balance	20%

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

Dairy Fresh Farms Inc.
Notes to Consolidated Financial Statements
December 31, 2006
Expressed in U.S. Dollars

Comprehensive income (loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (“OCI”). OCI refers to changes in net assets from transactions and other events and circumstances other than transactions with shareholders. These changes are recorded directly as a separate component of shareholders’ equity (deficiency) and excluded from net income (loss). The only other comprehensive income (loss) item for the Company relates to foreign currency translation arising from the translation of the financial statements from the functional currency into the reporting currency.

Foreign currency translation

The Company’s reporting currency is the U.S. dollar and the functional currency is the Canadian dollar.

The translation of the Company’s financial statements from the functional currency to its reporting currency is performed as follows:

All assets and liabilities are translated into U.S. dollars at the rate of exchange at the balance sheet date. Revenues, expenses and cash flow amounts are translated at the weighted average exchange rates for the period. The resulting translation adjustments are included in comprehensive income (loss) as a component of the shareholders’ deficit.

Stock-based compensation

On September 6, 2006, our shareholders approved the adoption of a Stock Option Plan (hereafter referred to as the “Plan”) whereby 2,685,388 shares of common stock may be granted under this Plan. The Plan will be administered by the Board of Directors, who will determine the terms of the option agreements, the key employees and directors to whom options are to be granted; the number of shares subject to each option and the exercise price thereof. The per share exercise price of options granted under the Plan will be not less than the fair market value of the shares on the date the options are granted. The Plan also provides for the issuance of stock appreciation rights at the discretion of the Board of Directors and provides for the issuance of restricted stock awards at the discretion of the Board of Directors. Options will be exercisable for a term that will not be greater than ten years from the date of grant.

We have adopted SFAS No. 123 (R) “Share-Based Payments” in accounting for our stock option plan. SFAS No. 123 (R) requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. The fair value of stock options is determined using the Black Scholes valuation model. The expected dividend yield is based on historical dividend payouts, the expected volatility is based on historical volatilities of the Company stock for a period approximating the expected life; the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option; and the expected life represents the period of time the options are expected to be outstanding.

To date, no options have been granted under the Stock Option Plan.

Dairy Fresh Farms Inc.
Notes to Consolidated Financial Statements
December 31, 2006
Expressed in U.S. Dollars

5. ACCOUNTS RECEIVABLE
	2006	2005
	$	$
Trade receivable	16,979	17,013
Due from companies under common control (Note 7)	8,896	8,827
Commodity taxes receivable	8,648	35,835
	34,523	61,675

6. PROPERTY AND EQUIPMENT
	2006
	Cost	Accumulated Depreciation	Net

	$	$	$
Leasehold improvements	9,152	6,406	2,746
Computer equipment	5,280	3,003	2,277
Furniture and fixtures	7,314	2,744	4,570
	21,746	12,153	9,593

	2005
	Cost	Accumulated Depreciation	Net
	$	$	$
Leasehold improvements	9,170	4,585	4,585
Computer equipment	5,291	2,030	3,261
Furniture and fixtures	7,328	1,603	5,725
	21,789	8,218	13,571

Dairy Fresh Farms Inc.
Notes to Consolidated Financial Statements
December 31, 2006
Expressed in U.S. Dollars

7 - RELATED PARTY TRANSACTIONS

The Company entered into the following related party transactions. These transactions were concluded in the normal course of operations at the exchange amount, which is the amount established and accepted by the parties.
	2006	2005
	$	$
Expenses
Management fees (a)	350,883	346,706
Amounts due to and due from related parties
Amount due from companies under common control (b)	8,896	8,827
Amount due to companies under common control (c)	6,691	6,705

(a) During the years ended December 31, 2006 and December 31, 2005, the Company incurred management services to four companies controlled by officers of the Company. The management fees payable are $172,470 as at December 31, 2006 and $500,704 as at December 31, 2005.

(b) The Company paid legal expenses for a company under common control during the year ended December 31, 2005 resulting in the above amount receivable from companies under common control.

(c) The Company incurred royalty expense to Dairy One Technologies Limited, a company under common control, in the amount of $Nil (2005 - $6,705).

8 - CAPITAL STOCK

Authorized

75,000,000 Common shares

Issued and fully paid
	2006	2005
	$	$
19,391,549 Common shares (15,620,792 in 2005)	6,087	2,316

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

Dairy Fresh Farms Inc.
Notes to Consolidated Financial Statements
December 31, 2006
Expressed in U.S. Dollars

(c) The expenses related to the reverse takeover transaction were approximately $15,000, of which $1,719 has been netted against equity, which represents the cash balance in Dairy Fresh Farms Inc. and the balance has been expensed against operations.

(d) As part of the reverse takeover transaction, the Company issued 1,500,000 fully paid common shares as a finder’s fee to the Company’s advisors.

(e) During the years ended December 31, 2006 and 2005 certain consultants were paid by way of common shares rather than cash. There were 526,000 (2005- 305,493) common shares issued in these transactions for a total value of $163,010 (2005- $152,746). These were arm’s length transactions with unrelated parties.

(f) During the year ended December 31, 2005, Convertible Debenture loans were converted into common shares of Dairy Fresh Farms Inc. The number of shares from the conversion of the debentures was 2,165,299. The issue costs of $89,222 are netted against the proceeds of the common shares issued. The net proceeds of this share issuance were $1,010,713.

(g) During the year ended December 31, 2006, certain management contracts were paid in shares rather than cash. There were 1,839,113 shares issued in these transactions for a total value of $514,935, which was fair market value.

(h) During the year ended December 31, 2006, the Company issued $952,120 of convertible debentures. This was exchanged for 1,405,644 shares of Common Stock on October 6, 2006.

9. INCOME TAXES

Income tax expense varies from the amount that would be computed by applying the basic federal and provincial income tax rates to loss before taxes as follows:
	Year ended December 31 2006	Year ended December 31 2005
Tax rate	36.12%	36.12%
	$	$
Expected income tax recovery	(412,897)	(600,409)
Adjustment due to application of Small Business deduction	200,047	290,896
Change in valuation allowance for originating temporary differences and losses	212,850	309,513
	-	-

The change in valuation allowance for temporary differences and losses available for carry forward, is calculated using an effective tax rate of 18.62%, based upon the application of the Small Business Deduction. The rate at which such amounts may be realized as disclosed as part of a deferred tax asset and related valuation allowance takes into account the enacted tax rate decreases over the expected period of realization.

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by income tax laws. The income tax effects of temporary differences that gave rise to significant portions of the decreased tax asset and deferred tax liability are as follows:

	December 31, 2006	December 31, 2005
	$	$
Losses available for carry forward	532,285	324,250
Property and Equipment - Differences in Net Book Value and Unamortized Capital Costs.	-	1,125
Gross deferred tax asset	532,285	325,375
Valuation allowance	(532,285)	(325,375)
	-	-

Dairy Fresh Farms Inc.
Notes to Consolidated Financial Statements
December 31, 2006
Expressed in U.S. Dollars

The company has federal and provincial non-capital losses available to reduce income taxes in future years and expire as follows:

	Federal	Provincial
	$	$

2009	11,335	11,335
2010	232,430	232,430
2014	362,380	362,380
2015	1,387,550	1,387,550
2026	864,976	864,976
	2,858,671	2,858,671

10. LOSS PER SHARE

For the purpose of the loss per share calculation, the weighted average number of common shares outstanding has been used. Has the treasury stock method been applied to the unexercised share warrants, the effect on the loss per share would be anti-dilutive.

977,500 warrants were issued on April 30, 2005 at $0.75 per warrant and expire April 30, 2007.

1,243,292 warrants were issued on November 30, 2005 at $0.75 per warrant and expire Novemeber 30, 2007.

714,285 warrants were issued on October 30, 2006 at $0.75 per warrant and expire October, 2008.

The total warrants at December 31, 2006 and 2005 were 2,935,078 and 2,220,792, respectively.

11. FINANCIAL INSTRUMENTS

The fair value of the short-term financial assets and liabilities approximates their carrying amount given that they will mature shortly.

Dairy Fresh Farms Inc.
Notes to Consolidated Financial Statements
December 31, 2006
Expressed in U.S. Dollars

12. SUBSEQUENT EVENTS

Effective February 8, 2007, Dairy Fresh Farms Inc. (the “Company”) engaged Tertium Capital Inc., a Barbados corporation, for certain advisory services, including but not limited to analyzing, structuring, negotiating and effecting a proposed financing transaction and preparation of corporate materials such as business plans and corporate presentation. As consideration for these services, Tertium Capital Inc., were issued 1,805,000 shares of the Company’s common stock, valued at $0.30 per share which were at fair market value.

In addition, the Company issued an additional 1,400,000 to Tertium Capital Inc. for prospective services provided in developing markets for the Company products in Russia, Israel and Italy along with strategic partnering advice and consultation with pre-selected industry players who can offer both production capacity and distribution networks. Such shares shall vest based on benchmarks established between the Company and Tertium Capital Inc.

On February 8, 2007, the Company also issued 407,000 shares to Midland Baring Ltd., in exchange for a note payable of $63,000 from 2006 and $59,000 in costs incurred for their work in obtaining the listing in Frankfurt.

13. NEW ACCOUNTING PRONOUNCEMENTS

FASB Interpretation 48

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”, (“FIN No. 48”), which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that the Company recognize the impact of a tax position, if that position is more likely than not of not being sustained on audit, based on the technical merits of the position. FIN No. 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The provisions of FIN No. 48 will be effective for fiscal year ends beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company has assessed the adoption of FASB Interpretation 48 and noted that it will not have any impact on the consolidated finanicail statements.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of SFAS 157 will have on the conolidated financial statements.

Dairy Fresh Farms Inc.
Notes to Consolidated Financial Statements
December 31, 2006
Expressed in U.S. Dollars

SFAS No. 159

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115”, to reduce earnings volatility caused by related assets and liabilities measured differently under GAAP. SFAS No. 159 allows all entities to make an irrevocable instrument-by-instrument election to measure eligible items at fair value in their entirety. In addition, unrealized gains and losses will be reported in earnings at each reporting date. SFAS No. 159 also establishes presentation and disclosure requirements that focus on providing information about the impact of electing the fair value option. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, concurrent with the adoption of SFAS No. 157. The Company does not anticipate that the adoption of SFAS No. 159 will have a significant impact on the consolidated financial position, results of operations or cash flows.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, our management believes that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

SAB 108

In September 2006, the SEC released Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when qualifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how the effects of the carryover or, reversal of prior year misstatements should be considered in quantifying a current year misstatement. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either to restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied. SAB 108 is effective for fiscal years ending after November 15, 2006, and was adopted by the company on December 31, 2006. The adoption of SAB 108 had no effect on the Company’s financial statements.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2006 or any interim period.

We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our two recent fiscal years or any later interim period.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2006 were not effective, due to the material weakness in our internal controls over financial reporting described below, and other factors related to the Company's financial reporting processes and information technology security protocols.

Both the Company and its independent registered public accounting firm identified certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness. Their primary concern was the adequacy of review of supporting schedules that result in adjusting journal entries being entered into the accounting systems that were inaccurate or disclosures in the notes to the financial statements that were incorrect and inadequate. These inaccuracies were not detected by the control procedures of management reviewing the schedules and supporting documentation, resulting in errors appearing on the financial statements and subsequent detection in the audit. The other area of concern was the inadequate segregation of duties among the administrative staff. Due to the size of our Company and the costs to remediate these issues, the material weakness still exists as at December 31, 2006.

Changes in Internal Controls

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our directors, executive officers and control persons their respective ages as of December 31, 2006 are as follows:

Name	Age	Position
Nicolas Matossian	64	Chairman of the Board of Directors
Robert C. Harrison	61	President , Chief Executive Officer, Director
Don Paterson	54	Chief Financial Officer, Director
Ian Morrice	48	Executive Vice President

Business Experience

All of our directors serve until their successors are elected and qualified by our shareholders, or until the earlier of death, retirement, resignation or removal. The following is a brief description of the business experience of our executive officers, director and significant employees:

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

Other accomplishments of Dr. Matossian include his position as City Councilor for the City of Westmount (Montreal) since 1990. He was awarded Canada Council Grant for Economic Research. Knighted to the Order of St. Maurice & Lazare Dynastic Order of the Royal House of Savoy (Italy). He is Chairman of Fund N-77 for the Montreal Children’s Hospital.

Robert C. Harrison, President and Chief Executive Officer and Director

Mr. Harrison became President and CEO of Dairy Fresh Technologies Ltd in October 2002. His academic background is extensive, including Accounting, Finance, Human Resources and Marketing from Sheridan College in Toronto, Ontario; Strategic Planning, International Agri-Business from Harvard Business School in Boston, Mass.

His skill summary includes expert sales contract negotiator, highly developed leadership skills, complete understanding of the branding, licensing, distribution and warehousing business in Canada and the United States.

From 1966-1990 at Neilson Dairy, a division of George Weston Limited, he rose to Senior Vice President and General Manager of the Dairy Frozen Division (sales $500 million), with over 700 employees both salaried and unionized remaining strike-free under his stewardship. From 1991-1996 he was President and CEO of Robert C. Harrison Food Brokers Inc. He created a unique food and non-food brokerage business with a focus on food and mass-merchandising retailers nationally and, excellent relationship development with Loblaws, A&P, Provigo, Sobey’s, Safeway and Loeb.

1997-2002 Mr. Harrison was President and CEO of Stoney Creek Ice Cream Delicious Alternative Desserts Ltd. He revamped the manufacturing, warehousing and distribution to make a world-class dairy manufacturing facility. He negotiated licensing and trademark agreements with notable companies such as Cadbury (frozen desserts), Movenpick Ice Cream (Switzerland), Ben & Jerry’s Ice Cream (Vermont, U.S.) and exclusive distribution agreement with Tropicana frozen products.

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

ITEM 10. Executive Compensation

Summary Compensation Table

The following table sets forth for the years ended December 31, 2006 and 2005 the compensation awarded to, paid to, or earned by, our Chief Executive Officer and our three other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000. No other officer had compensation of $100,000 or more for the years ended December 31, 2006 and 2005.

	Annual Compensation			Long Term Compensation
				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award (s)	Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compen- sation
Robert C. Harrison	2006	$100,000	-	-	-	-	-	-
Pre. And CEO*	2005	$100,000	-	-	-	-	-	-
	2004	$95,500	-	-	-	-	-	-
	2003	$46,500	-	-	-	-	-	-

Ian C. Morrice	2006	$100,000	-	-	-	-	-	-
Executive VP*	2005	$100,000	-	-	-	-	-	-
	2004	$95,500	-	-	-	-	-	-
	2003	$46,500	-	-	-	-	-	-

*Compensation is earned through management agreements with the Company.

Board Committees and Independence

All of the directors serve until the next annual meeting of common shareholders and until their successors are elected and qualified by our common shareholders, or until the earlier of death, retirement, resignation or removal. Our Bylaws authorized the Board of Directors to designate from among its members one or more committees and alternate members thereof, as they deem desirable, each consisting of one or more of the directors, with such powers and authority (to the extent permitted by law and these Bylaws) as may be provided in such resolution.

Our Board of Directors has established an Audit Committee, and a Compensation Committee.

Audit Committee

The principal functions of an Audit Committee are to recommend the annual appointment of the Company's auditors concerning the scope of the audit and the results of their examination, to review and approve any material accounting policy changes affecting the Company's operating results and to review the Company's internal control procedures.

Don Paterson and Ian Morrice comprise the current members of the Audit Committee.

Compensation Committee

The principal functions of a Compensation Committee are to review and recommend compensation and benefits for the executives of the Company.

Don Paterson, Robert C. Harrison and Nicolas Matossian comprise the current members of the Compensation Committee.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from the Company. A copy of our code of ethics was filed with or filing on Form 10-KSB, filed on May 26, 2006.

Options/SAR Grants in Last Fiscal Year

None.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

None.

Employment Agreements

The management agreement for Robert C. Harrison is for a period of three years and provides for an annual salary of $100,000 USD. In addition, Mr. Harrison will receive standard benefits and any bonus as determined by our Board of Directors.

The management agreement for Ian C. Morrice is for a period of three years and provides for an annual salary of $100,000 USD. In addition, Mr. Morrice Harrison will receive standard benefits and any bonus as determined by our Board of Directors.

Stock Incentive Plan

 2006 STOCK OPTION PLAN

The 2006 Stock Option Plan provides for the granting of (i) options to purchase Common Stock that qualify as “incentive stock options” (“Incentive Stock Options” or “ISOs”) within the meaning of Section 422 of the Internal Revenue Code (the “Code”), (ii) options to purchase Common Stock that do not qualify as Incentive Stock Options (“Nonqualified Options” or “NQSOs”) and (iii) restricted stock.  The total number of shares of Common Stock with respect to which awards may be granted under the 2006 Stock Option Plan shall be to 2,685,388 shares of common stock.

The 2006 Stock Option Plan is administered by a committee currently consisting of the Board of Directors (the "Committee"). The Committee is generally empowered to interpret the Stock Option Plan; to prescribe rules and regulations relating thereto; to determine the terms of the option agreements; to amend the option agreements with the consent of the optionee; to determine the key employees and directors to whom options are to be granted; and to determine the number of shares subject to each option and the exercise price thereof. The per share exercise price of options granted under the Stock Option Plan will be not less than 100% (110% for ISOs if the optionee owns more than 10% of the common stock) of the fair market value per share of common stock on the date the options are granted. The Stock Option also provides for the issuance of stock appreciation rights at the discretion of the Committee and provides for the issuance of restricted stock awards at the discretion of the Committee.

Options will be exercisable for a term that will not be greater than ten years from the date of grant (five years from the date of grant of an ISO if the optionee owns more than 10% of the common stock). In the event of the termination of the relationship between the option holder and the Company for cause (as defined in the Stock Option Plan), all options granted to that option holder terminate immediately. Options may be exercised during the option holder's lifetime only by the option holder or his or her guardian or legal representative.

Options granted pursuant to the Stock Option Plan which are ISOs are intended to enjoy the attendant tax benefits provided under Sections 421 and 422 of the Internal Revenue Code of 1986, as amended. Accordingly, the Stock Option Plan provides that the aggregate fair market value (determined at the time an ISO is granted) of the common stock subject to ISOs exercisable for the first time by an option holder during any calendar year (under all plans of the Company) may not exceed $100,000. The Board of Directors of the Company may modify, suspend or terminate the Stock Option Plan; provided, however, that certain material modifications affecting the Stock Option Plan must be approved by the stockholders, and any change in the Stock Option Plan that may adversely affect an option holder's rights under an option previously granted under the Stock Option Plan requires the consent of the option holder.

The Committee may grant shares of Common Stock on such terms and conditions and subject to such repurchase or forfeiture restrictions, if any, as the Committee shall determine in its sole discretion (“Restricted Stock”), which terms, conditions and restrictions shall be set forth in the instrument evidencing the Restricted Stock award.  The Committee may provide that the forfeiture restrictions shall lapse on the passage of time, the attainment of one or more performance targets established by the Committee or the occurrence of such other event or events determined to be appropriate by the Committee.  The grantee of a Restricted Stock award shall have the right to receive dividends with respect to the shares of Common Stock subject to a Restricted Stock award, to vote the shares of Common Stock subject thereto and to enjoy all other stockholder rights with respect to the shares of Common Stock subject thereto, except that, unless provided otherwise, (i) the grantee shall not be entitled to delivery of the Common Stock certificate until the applicable forfeiture restrictions have expired, (ii) the Company or an escrow agent shall retain custody of the shares of Common Stock until the forfeiture restrictions have expired, (iii) the grantee may not transfer the Common Stock until the forfeiture restrictions have expired and (iv) a breach of the terms and conditions established by the Committee pursuant to the Restricted Stock agreement shall cause a forfeiture of the Restricted Stock award.

The Committee may grant Stock Appreciation Rights (SARs). A stock appreciation right generally permits a Participant who receives it to receive, upon exercise, shares of Common Stock equal in value to the excess of (a) the fair market value, on the date of exercise, of the shares of Common Stock with respect to which the SAR is being exercised, over (b) the exercise price of the SAR for such shares. The 2006 Stock Option Plan provides for the grant of SARs, either in tandem with options or on a freestanding basis. With respect to a tandem SAR, the exercise of the option (or the SAR) will result in the cancellation of the related SAR (or option) to the extent of the number of shares in respect of which such option or SAR has been exercised.

The Committee, in its sole discretion, may waive the repurchase or forfeiture period and any other terms, conditions or restrictions on any Restricted Stock under such circumstances and subject to such terms and conditions as the Committee shall deem appropriate.  However, the Committee may not waive the repurchase or forfeiture period with respect to a Restricted Stock award that has been granted if such award has been designed to meet the exception for performance-based compensation under Section 162(m) of the Code.

The 2006 Stock Option Plan may be amended, terminated or suspended by the Board at any time.  The 2006 Stock Option Plan will terminate not later than the ten-year anniversary of its effective date.  However, awards granted before the termination of the 2006 Stock Option Plan may extend beyond that date in accordance with their terms.

The Board of Directors of the Company believes that the 2006 Stock Option Plan reserves sufficient additional shares to provide for additional grants to employees in the near future in order to attract and retain such key personnel.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information known to us about the beneficial ownership of our common stock as of December 31, 2006 for: (1) each person, entity or group that is known by us to beneficially own five percent or more of our common stock; (2) each of our directors (and former directors, as applicable); (3) each of our named executive officers (and former officers, as applicable) as defined in Item 402(a)(2) of Regulation S-B; and (4) our directors and executive officers as a group. To the best of our knowledge, each stockholder identified below has voting and investment power with respect to all shares of common stock shown, unless community property laws or footnotes to this table are applicable.

Name of Shareholder	Number of Shares Owned		Percentage
Nicolas Matossian	1,778,893	(1)	9.2%
Robert C. Harrison	1,208,222	(2)	6.6%
Don Paterson	1,666,147	(3)	8.6%
Ian Morrice	1,576,810	(4)	8.1%
Dairy Technologies Inc.	2,416,666		12.5%
Total Shares Held by Directors, Officer, Control and or Affiliates	8,718,278		45.0%

(1)	Nicolas Matossian through an arms length trust and 935063 Alberta Ltd.

(2)	Robert C. Harrison is the controlling person of Robert C. Harrison Ltd, which holds 1,208,222 shares of the Company’s common stock.

(3)	Don Paterson through an arm’s length trust and Harley Ltd.

(4)	Ian Morrice through an arm’s length trust and Trumpeter Ltd.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Related Party Transactions Within The Past Two Years. The following are certain transactions or proposed transactions during the last two years to which we were a party, or proposed to be a party, in which certain persons had a direct or indirect material interest.

We have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent (5%) or more of our common stock, or family members of such persons with an aggregate value in excess of $60,000.

ITEM 13. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger by and between Dairy Fresh Technologies Ltd., 6351492 CANADA INC. and Northwest Horizon Inc, dated February 28, 2005. (1)

3.1	Articles of Incorporation (2)

3.2	By-laws (2)

3.3	Stock Specimen (2)

14.1	Code of Ethics (4)

31.1	Rule 13a-14(a)/15d- 14(a) Certifications of the Chief Executive Officer (5)

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer (5)

32.1	Section 1350 Certification of the Chief Executive Officer (5)

32.2	Section 1350 Certification of the Chief Financial Officer (5)

(1)	Incorporated by reference to the Form. 8-K filed with the Securities and Exchange Commission on March 7, 2005.

(2)	Incorporated by reference from Registration Statement on Form SB-2 filed on December 23, 2003.

(3)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on June 8, 2005.

(4)	Incorporated by reference to the Form. 10-KSB filed with the Securities and Exchange Commission on May 25, 2006.

(5)	Filed herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Raymond Chabot Grant Thornton LLP ("RCGT") has audited the Company's financial statements annually since December 31, 2004. Fees related to services performed by RCGT in 2005 and 2006 were as follows:

	2006	2005
Audit Fees (1)	$55,605	$62,924
Audit-Related Fees	-0-	-0-
Tax Fees (2)	-0-	-0-
All Other Fees (3)	-0-	-0-
Total	$55,605	$62,924

(1) Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

(2) Tax fees principally included tax advice, tax planning and tax return preparation.

(3) Other fees related to registration statement reviews and comments.

Two members of the Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited consolidated financial statements of the Company contained in the Company's Annual Report on Form 10-KSB for the Company's 2006 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company's Annual Report on Form 10-KSB for its 2006 fiscal year for filing with the SEC.

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

Signatures

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-KSB and authorized this annual report to be signed on its behalf by the undersigned, on the 19 day of April, 2007.

/s/ Robert C. Harrison
By: Robert C. Harrison President, CEO, Director

In accordance with the requirements of the Securities Act of 1933, this annual report was signed by the following persons in the capacities and on the dates stated:

Signatures	Title	Date

Robert C. Harrison	President, Chief Executive Officer, Director	April 19, 2007

Nicolas Matossian	Chairman of the Board of Directors	April 19, 2007

Don Paterson	Chief Financial Officer, Director	April 19, 2007