Form 10QSB
period 2007-03-31
Dairy Fresh Farms Inc.
filed 2007-05-14
CIK 1274001

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-111486

DAIRY FRESH FARMS INC.

(Name of small business issuer in its charter)

Nevada	98-0407549
(State or other jurisdiction of incorporation )	(I.R.S.Employer identification No.)

413 Churchill Avenue N. Ottawa, Ontario, Canada K1Z 5C7
(Address of principal executive offices)

Tel: 613-724-2484
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

As of April 30, 2007, there were 23,003,549 shares of the registrant's common stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).   Yes ☐;  No ☒

PART I FINANCIAL INFORMATION

General

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ deficit in conformity with generally accepted accounting principles in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.

Dairy Fresh Farms Inc.
Condensed Consolidated Statements of Operations
Expressed in U.S. Dollars

	Three Months Ended
	March 31
	2007	2006

Operating expenses
Freight and product costs	$12,073	$233
Advertising	3,343	15,033
Depreciation of property and equipment	855	1,001
Interest and bank charges, net	(57)	2,537
Management fees	77,114	91,376
Office	3,047	2,091
Investor relations	46,775	-
Professional fees	238,034	32,806
Rent	4,088	4,018
Telecommunications	4,695	4,322
Travel	9,900	24,563
	399,867	177,980
Net loss	$(399,867)	$(177,980)

Basic and diluted loss per share	(0.02)	(0.01)

Weighted average common shares outstanding.	21,438,349	15,658,748

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dairy Fresh Farms Inc.
Condensed Consolidated Statements of Cash Flows
Expressed in U.S. Dollars

	Three months ended
	March 31
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(399,867)	$(177,980)
Adjustments to reconcile net income(loss) to net cash provided by(used in)
operating activities
Depreciation and amortization	775	1,001
Issuance of common stocks in exchange for services	1,020,600	26,250
Changes in assets and liabilities
Accounts receivable	59,440	(2,245)
Prepaid expenses	(675,363)	-
Accounts payable and accrued liabilities	(121,291)	9,455
Management contracts payable	(48,503)	93,116
NET CASH USED IN OPERATING ACTIVITES	(164,209)	(50,403)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable		43,512
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	43,512
EFFECT OF EXCHANGE RATE ON CASH	(3,895)	(328)
NET INCREASE(DECREASE) IN CASH	(168,104)	(7,219)

Cash, beginning of period	375,858	12,976
Cash, end of period	$207,754	$5,757

NON-CASH FINANCING ACTIVITIES:
Issuance of common stocks in repayment of note payable	$59,832	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dairy Fresh Farms Inc.
Condensed Consolidated Balance Sheets
Expressed in U.S. Dollars

	March 31	December 31
	2007	2006
	$	$
Assets
Current assets
Cash	207,754	375,858
Accounts receivable	18,273	77,713
Prepaid expenses	675,750	387
	901,777	453,958

Property and equipment	8,818	9,593
	910,595	463,551

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	337,202	458,493
Management contracts payable (Notes 6)	165,407	213,910
Notes payable	25,983	85,815
	528,592	758,218

SHAREHOLDERS' DEFICIENCY

Common shares, $0.001 par value, voting, 75,000,000 authorized shares, 23,003,549 shares issued and outstanding as of March 31, 2007 and 19,391,549 shares as of December 31, 2006	9,699	6,087
Contributed surplus	4,233,707	3,153,719
Accumulated comprehensive loss	(189,824)	(107,622)
Deficit	(3,671,579)	(3,352,711)
	382,003	(294,667)
	910,595	(463,551)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2007
Expressed in U.S. Dollars
(Unaudited)

1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dairy Fresh Farms Inc. (“Dairy Fresh” or the “Company”) and its subsidiaries have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the latest annual report on Form 10-KSB. These statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2006 and, in the opinion of management, include all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2007
Expressed in U.S. Dollars
(Unaudited)

LIQUIDITY

The Company has incurred a net loss of $399,867 during the three months ended March 31, 2007. In addition, the Company generated negative cash flows from operations of $164,209 for the three months ended March 31, 2007 and has generated negative cash flows from operations since inception.

The net loss incurred during the year ended December 31, 2006, the accumulated deficit as of that date and the other factors described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to address these issues by continuing to seek new financing and continuing to control expenses. The Company’s ability to continue as a going concern is subject to management’s ability to successfully implement the above plans. Failure to implement these plans could have a material adverse effect on the Company’s position and/or results of operation and may necessitate a reduction in operating activities. These condensed consolidated financial statements do not include adjustments that may be required if the assets are not realized and the liabilities settled in the normal course of operations.

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
March 31, 2007
Expressed in U.S. Dollars
(Unaudited)

3 - RELATED PARTY TRANSACTIONS

The Company entered into the following related party transactions. These transactions were concluded in the normal course of operations at the exchange amount, which is the amount established and accepted by the parties.

	Three months ended March 31, 2007 (Unaudited)	Three months ended March 31. 2006 (Unaudited)
		$
Expenses
Management fees (a)	77,114	91,376
Amounts due to and due from related parties	March 31, 2007	March 31, 2006
Amount due from companies under common control (b)	10,820	9,794
Notes payable to related parties (c)	25,983	25,722
Amount due to a company under common control (d)	6,754	6,686

(a) During the three month periods ended March 31, 2007 and March 31, 2006, the Company incurred management services to four companies controlled by officers of the Company. The management fees payable are $165,407 as at March 31, 2007 and $500,704 as at March 31, 2006

(b) The Company paid legal expenses for Dairy One Technologies Limited and Purple Cow Investments Inc., companies under common control, during the year ended December 31, 2006 resulting in the above amount receivable from companies under common control. The legal fees paid during the three months ended March 31, 2007 were $Nil.

(c) The Company issued $25,983 of 5% promissory notes to an officer of the Company during the year ended December 31, 2006. The notes are repayable when a major financing is completed.

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2007
Expressed in U.S. Dollars
(Unaudited)

(d) The Company incurred royalty expense to Dairy One Technologies Limited, a company under common control, in the amount of $6,754 during the year ended December 31, 2005. The amount payable as at March 31, 2007 is $6,754 (March 31, 2006 - $6,754). The Company expensed $nil in the three months ended March 31, 2007 and $nil in the three ended March 31, 2006, respectively.

4 - NOTES PAYABLE

Notes payable bear interest at 5%, unsecured and repayable when a major financing is completed.

5 - LOSS PER SHARE

For the purpose of the loss per share computation, the weighted average number of common shares outstanding has been used. Had the treasury stock method been applied to the unexercised share warrants, the effect on the loss per share would be anti-dilutive.

The total warrants outstanding at March 31, 2007 and March 31, 2006 were 2,935,078 and 2,220,792 respectively.

6 - SHAREHOLDERS’ EQUITY

In February 2007, the Company issued 3,402,000 common shares were issued as payment for professional fees incurred for the period from October 1, 2006 to December 31, 2007, valued at $0.30 per share which represents the fair value of the Company’s share when the services were completed. The excess in the par value is recorded in contributed surplus.

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2007
Expressed in U.S. Dollars
(Unaudited)

In February 2007, the Company issued 210,000 common shares to repay a Note Payable to an Officer of the Company. The shares were valued at $0.30 per share which represents the fair value of the Company’s share when the Note Payable was repaid. The excess in the par value is recorded in contributed surplus.

8 -COMPREHENSIVE LOSS

Comprehensive loss includes changes in the balances of items that are reported directly in a separate component of shareholders’ equity in the Company’s unaudited condensed consolidated balance sheets. The components of comprehensive loss are as follows:

	Three months ended March 31, 2007 (Unaudited)	Three months ended March 31, 2007 (Unaudited)
	$	$
Net loss as reported	(399,867)	(177,980)
Foreign currency translation adjustment	(82,202)	4,086
Comprehensive loss	(482,069)	(173,894)

9 - NEW ACCOUNTING PRONOUNCEMENTS

FASB Interpretation 48

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”, (“FIN No. 48”), which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that the Company recognize the impact of a tax position, if that position is more likely than not of not being sustained on audit, based on the technical merits of the position. FIN No. 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The provisions of FIN No. 48 will be effective for fiscal year ends beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company expects that the adoption of FIN No. 48 will not have a material impact on the consolidated financial position and results of operations or cash flows.

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2007
Expressed in U.S. Dollars
(Unaudited)

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of SFAS No. 157 will have a significant impact on the consolidated financial position, results of operations or cash flows.

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

SAB 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (‘SAB 108’). SAB 108 provides interpretative guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (‘rollover’) and balance sheet (‘iron curtain’) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, are material. If prior years errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending after November 15, 2006. The company has determined that there will be no material impact to the financial statements upon the adoption of thsi bulletin.

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

BACKGROUND

This discussion and analysis of financial position and results of operations is prepared as at March 31, 2007 and should be read in conjunction with the condensed consolidated financial statements for the three months ended March 31, 2007. These condensed consolidated financial statements have been prepared using the generally accepted accounting principles in the United States of America on the same basis as the audited consolidated financial statements for the year ended December 31, 2006 and, in the opinion of management, include all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company.

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

The Company will launch an expanded product line and in Ultra High Temperature (UHT) form when planned financing as discussed under “Liquidity and Capital Resources” is completed. Consequently there were no revenues in the three months ended March 31, 2007.

Dairy Fresh Farms is an all natural process resulting in a healthier milk based product which is low in cholesterol, trans fat free, lactose free, low in saturated fat, 99% fat free and has high levels of omega 6 and 3 and monounsaturated fat enhanced without compromising great taste.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires application of management’s subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in the subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to the condensed consolidated financial statements included in the Form 10-KSB for the year ended December 31, 2006, we believe that the following accounting policies require the application of significant judgments and estimates.

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

We finished our test launch in December 2005. We are currently actively seeking new financing. When the financing is completed, we will resume our production and distribution plan for Western Canada and the rest of Canada.

Assuming our funding is raised, we intend to focus our sales and marketing efforts over the next 12 months primarily on expanding our distribution in Canada. If we are not able to raise additional funds on a timely basis, any progress with respect to our products and our potential revenues will be adversely affected.

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

OPERATING EXPENSES

Advertising and product support

With the launch of the Company’s initial two products there was a marketing program established to support sales in the year ended December 31, 2005. The majority of the focus was on in-store demos. With the products off the shelves, there was little in the way of initiatives in March 31, 2007.

Management fees

Management fees for the quarter ended March 31, 2007 decreased about 16% from the quarter ended March 31, 2006 with no changes to the management structure. Certain of the senior management team have reduced their compensation to preserve cash.

Investor Relations

Investor Relations in the quarter ended March 31, 2007 include a significant investment for advisory services regarding a proposed financing transaction as well as preparation of corporate materials such as business plans and corporate presentations.

Travel

Travel costs for the quarter ended March 31, 2007 decreased 60% from the quarter ended March 31, 2006 due to the lack of product support requirements. Travel costs reflect senior management maintaining a presence for financing and business activity in Western Canada.

Off-Balance Sheet Arrangements

The Company did not engage in any off-balance sheet arrangements during the quarter.

Liquidity and Capital Resources

At March 31, 2007, we have a accumulated deficit of $3,671,579 and we expect to incur additional losses in the short term at least until such time, if ever, that our products are manufactured and marketed profitably. We have financed our operations since inception primarily through the private placements of equity and debt securities.

At March 31, 2007 we have $207,754 in cash. Net cash used in operating activities was $109,772 for the three months ended March 31, 2007 compared to $50,403 for the three months ended March 31, 2007.

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

The auditors’ report on the Company’s consolidated financial statements as of December 31, 2006 states that the net loss incurred during the year ended December 31, 2006, the accumulated deficit as of that date, and the other factors described in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, raise substantial doubt about the Company’s ability to continue as a going concern. The auditors’ report on the Company’s financial statements for the year ended December 31, 2005 contained a similar statement. The consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Risks Related to Our Company

We have not been profitable since our inception in 2003. As of March 31, 2007, we have an accumulated deficit of $3,671,579 primarily as a result of our start up expenses. We may never realize sufficient revenues from the sale of our products or be profitable. Each of the following factors, among others, may influence the timing and extent of our profitability, if any:

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures as of March 31, 2007 were not effective due to material weakness in our internal controls over financial reporting described below, and other factors related to the Company’s financial reporting processes and information technology security protocols.

As disclosed in the Company’s Form 10-KSB for the year ended December 31, 2006, both the Company and its independent registered public accounting firm identified certain significant internal control deficiencies that we considered to be, in the aggregate, a material weakness. The primary concern was the adequacy of review of supporting schedules that result in adjusting journal entries being entered into the accounting systems that were inaccurate or disclosures in the notes to the financial statements that were incorrect or inadequate. These inaccuracies were not detected by the control procedures of management reviewing the schedules and supporting documentation, resulting in errors appearing on the financial statements and subsequent detection in the audit. The other area of concern was the inadequate segregation of duties among the administrative staff. Due to the size of our Company and the costs associated to remediate these issues, we still consider these concerns to be relevant.

Changes in Internal Controls

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2007.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2007, the Company issued 3,402,000 common shares were issued as payment for professional fees incurred for the period from October 1, 2006 to December 31, 2007, valued at $0.30 per share which represents the fair value of the Company’s share when the services were completed. The excess in the par value is recorded in contributed surplus.In February 2006, the Company issued 35,000 common shares in exchange for professional fees incurred. The shares were valued at $0.75 per share which represents the fair value of the Company’s share when the services were completed. The excess in the par value is recorded in contributed surplus.

In February 2007, the Company issued 210,000 common shares to repay a Note Payable to an Officer of the Company. The shares were valued at $0.30 per share which represents the fair value of the Company’s share when the Note Payable was repaid. The excess in the par value is recorded in contributed surplus.

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

DAIRY FRESH FARMS INC.

By	/s/ Robert Harrison
Robert Harrison
Chief Executive Officer

Date: May 15, 2007

	By	/s/ Don Paterson
Don Paterson Principal Accounting Officer

Date May 15, 2007