Form 10QSB
period 2007-06-30
Dairy Fresh Farms Inc.
filed 2007-08-14
CIK 1274001

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-111486

DAIRY FRESH FARMS INC.

(Name of small business issuer in its charter)

Nevada	98-0407549
(State or other jurisdiction of incorporation )	(I.R.S.Employer identification No.)

413 Churchill Avenue N. Ottawa, Ontario, Canada K1Z 5C7
(Address of principal executive offices)

Tel: 613-724-2484
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of July 31, 2007, there were 23,003,549 shares of the registrant's common stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).   Yes ☐;   No ☒

PART I FINANCIAL INFORMATION

General

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ deficit in conformity with generally accepted accounting principles in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.

Dairy Fresh Farms Inc.
Condensed Consolidated Statements of Operations
Expressed in U.S. Dollars

	Unaudited
	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	$	$	$	$
Operating expenses
Freight and product costs	1,288	996	13,361	1,229
Advertising	3,779	1,750	7,122	16,783
Depreciation of property and equipment	912	1,028	1,767	2,029
Interest and bank charges, net	10,691	3,468	10,634	6,005
Management fees	82,192	93,924	159,306	185,300
Office	2,481	2,108	5,528	4,199
Investor relations	243,727	-	481,761	-
Professional fees	4,864	52,779	51,639	85,585
Rent	4,358	4,299	8,446	8,317
Telecommunications	2,810	3,847	7,505	8,169
Travel	14,720	21,940	24,620	46,503
	371,822	186,139	771,689	364,119
Net loss	(371,822)	(186,139)	(771,689)	(364,119)
Other comprehensive loss
Foreign currency translation adjustment	23,455	(36,833)	(58,747)	(32,747)

Comprehensive loss	(348,367)	(222,972)	(830,436)	(396,866)

Net loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted average common shares outstanding	23,003,549	15,681,782	22,225,273	15,670,333

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dairy Fresh Farms Inc.
Condensed Consolidated Statements of Cash Flows
Expressed in U.S. Dollars

	Six months ended June 30
	2007	2006
	$	$
OPERATING ACTIVITIES
Net income (loss)	(771,689)	(364,119)
Adjustments to reconcile net income (loss) to net cash provide by (used in) operating activities

Depreciation and amortization	969	2,029
Issuance of common stocks in exchange for services	1,020,600	26,616
Changes in working capital items
Accounts receivable	49,056	(11,021)
Prepaid expenses	(425,457)	-
Accounts payable and accrued liabilities	(111,152)	58,385
Management contracts payable	(25,161)	193,549
Cash flows used in operating activities	(262,834)	(94,561)

INVESTING ACTIVITIES
Purchase of property and equipment	-	-
Cash flows used in investing activities	-	-

FINANCING ACTIVITIES
Issuance of convertible debt		49,413
Proceeds from notes payable		88,238
Repayment of notes payable	(57,641)	-
Cash flows provided by financing activities	(57,641)	137,651
Effect of changes in exchange rates on cash	16,602	(64)
Net increase in cash	(303,873)	43,026
Cash, beginning of period	375,858	12,976
Cash, end of period	71,985	56,002

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dairy Fresh Farms Inc.
Condensed Consolidated Balance Sheets
Expressed in U.S. Dollars

	June 30	December 31
	2007	2006
	$	$
Assets
Current assets
Cash	71,985	375,858
Accounts receivable	28,657	77,713
Prepaid expenses	488,634	387
	589,276	453,958

Property and equipment	8,624	9,593
	597,900	463,551

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	347,341	458,493
Management contracts payable (Notes 6)	188,749	213,910
Notes payable	28,174	85,815
	564,264	758,218

SHAREHOLDERS' DEFICIENCY
Common shares, $0.001 par value, voting, 75,000,000 authorized shares, 23,003,549 shares issued and outstanding as of June 30, 2007 and 19,391,549 shares as of December 31, 2006	9,699	6,087

Contributed surplus	4,233,707	3,153,719
Accumulated comprehensive loss	(166,369)	(107,622)
Deficit	(4,043,401)	(3,352,711)
	33,636	(294,667)
	597,900	463,551

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2007
Expressed in U.S. Dollars
(Unaudited)

1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dairy Fresh Farms Inc. (“Dairy Fresh” or the “Company”) and its subsidiaries have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the latest annual report on Form 10-KSB. These statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2006 and, in the opinion of management, include all adjustments considered necessary for a fair presentation of financial position, results of June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2007
Expressed in U.S. Dollars
(Unaudited)

LIQUIDITY

The Company has incurred a net loss of $371,822 and $771,689 during the three and six months ended June 30, 2007. In addition, the Company generated negative cash flows from operations of $262,834 for the six months ended June 30, 2007 and has generated negative cash flows from operations since inception.

The audit states that the net loss incurred during the year ended December 31, 2006, the accumulated deficit as of that date and the other factors described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 raise substantial doubt about the Company’s ability to continue as a going concern. The auditors’ report on the Company’s financial statements for the year ended December 31, 2005 contained a similar statement. The consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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
June 30, 2007
Expressed in U.S. Dollars
(Unaudited)

3 - RELATED PARTY TRANSACTIONS

The Company entered into the following related party transactions. These transactions were concluded in the normal course of operations at the exchange amount, which is the amount established and accepted by the parties.

	Three months ended June 30, 2007 (Unaudited)	Three months ended June 30. 2006 (Unaudited)	Six months ended June 30, 2007 (Unaudited)	Six months ended June 30. 2006 (Unaudited)
				$
Expenses
Management fees (a)	82,192	93,924	159,306	187,550

Amounts due to and due from related parties	June 30, 2007	June 30, 2006
Amount due from companies under common control (b)	10,820	11,157
Notes payable to related parties (c)	25,983	26,793
Amount due to a company under common control (d)	6,754	6,964

(a) During the six month periods ended June 30, 2007 and June 30, 2006, the Company incurred management services to four companies controlled by officers of the Company. The management fees payable are $188,749 as at June 30, 2007 and $715,962 as at June 30, 2006

(b) The Company paid legal expenses for Dairy One Technologies Limited and Purple Cow Investments Inc., companies under common control, during the year ended December 31, 2006 resulting in the above amount receivable from companies under common control. The legal fees paid during the three and six months ended June 30, 2007 were $Nil.

(c) The Company issued $28,174 of 5% promissory notes to an officer of the Company during the year ended December 31, 2006. The notes are repayable when a major financing is completed.

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2007
Expressed in U.S. Dollars
(Unaudited)

(d) The Company incurred royalty expense to Dairy One Technologies Limited, a company under common control. The amount payable as at June 30, 2007 is $6,754 (June 30, 2006 - $6,964). The Company expensed $nil in the three and six months ended June 30, 2007 and $nil in the three and six months ended June 30, 2006, respectively.

4 - NOTES PAYABLE

Notes payable bear interest at 5%, unsecured and repayable when a major financing is completed.

5 - LOSS PER SHARE

For the purpose of the loss per share computation, the weighted average number of common shares outstanding has been used. Had the treasury stock method been applied to the unexercised share warrants, the effect on the loss per share would be anti-dilutive.

The total warrants outstanding at June 30, 2007 and June 30, 2006 were 2,935,078 and 2,220,792 respectively.

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
June 30, 2007
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

8 -COMPREHENSIVE LOSS

Comprehensive loss includes changes in the balances of items that are reported directly in a separate component of shareholders’ equity in the Company’s unaudited condensed consolidated balance sheets. The components of comprehensive loss are as follows:

	Three months ended June 30, 2007 (Unaudited)	Three months ended June 30, 2006 (Unaudited)	Six months ended June 30, 2007 (Unaudited)	Six months ended June 30, 2006 (Unaudited)
	$	$		$1$
Net loss as reported	(371,822)	(186,139)	(771,689)	(364,119)
Foreign currency translation adjustment	23,455	(36,833)	(58,747)	(32,747)
Comprehensive loss	(348,367))	(222,972)	(830,436)	(396,866)

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated condensed financial statements included herein. Further, this quarterly report on Form 10−QSB should be read in conjunction with the Company’s consolidated financial statements and notes to consolidated financial statements included in its 2006 Annual Report on Form 10−KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

BACKGROUND

This June 30, 2007 and should be read in conjunction with June 30, 2007. These condensed consolidated financial statements have been prepared using the generally accepted accounting principles in the United States of America on the same basis as the audited consolidated financial statements for the year ended December 31, 2006 and, in the opinion of management, include all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company.

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

The Company will launch an expanded product line and in Ultra High Temperature (UHT) form when planned financing as discussed under “Liquidity and Capital Resources” is completed. Consequently, there are no revenues in the three and six months ended June 30, 2007.

Dairy Fresh Farms is an all natural process resulting in a healthier milk based product which is low in cholesterol, trans fat free, lactose free, low in saturated fat, 99% fat free and has high levels of omega 6 and 3 and monounsaturated fat enhanced without compromising great taste.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires application of management’s subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in the subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. The Company’s significant accounting policies are indicated below.

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

 Revenue Recognition

The Company will record revenue on a net basis in compliance with EITF 99-19, “Reporting Revenues Gross as a Principle versus Net as an Agent”. This is because the Company was not the primary obligor in the arrangement, as it relied on the supplier to provide the goods. Also, the Company had limited liability to assume risk of non-payment by retailers.

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

The Company determined that no allowance was necessary for the six months ended June 30, 2007 or for the year ended December 31, 2006.

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

OPERATING EXPENSES

Advertising and product support

With the launch of the Company’s initial two products there was a marketing program established to support sales in the year ended December 31, 2005. The majority of the focus was on in-store demos. With the products off the shelves, there was little in the way of initiatives in the three and six months ended June 30, 2007.

Management fees

Management fees for the six months ended June 30, 2007 were approximately 15% lower than for the six months ended June 30, 2006 with no changes to the management structure. Certain of the senior management team have reduced their compensation to preserve cash.

Investor Relations

Investor Relations in the three and six month period ended June 30, 2007 include a significant investment for advisory services regarding a proposed financing transaction as well as preparation of corporate materials such as business plans and corporate presentations.

Travel

Travel costs for the six months ended June 30, 2007 decreased 53% from the six months ended June 30, 2006 due to the lack of product support requirements. Travel costs reflect senior management maintaining a presence for financing and business activity in Western Canada.

Off-Balance Sheet Arrangements

The Company did not engage in any off-balance sheet arrangements during the quarter.

Liquidity and Capital Resources

At June 30, 2007, we have an accumulated deficit of $4,043,401 and we expect to incur additional losses in the short term at least until such time, if ever, that our products are manufactured and marketed profitably. We have financed our operations since inception primarily through the private placements of equity and debt securities.

At June 30, 2007 we have $71,985 in cash. Net cash used in operating activities was $262,834 for the six months ended June 30, 2007 compared to $94,561 for the six months ended June 30, 2006.

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

Risks Related to Our Company

We have not been profitable since our inception in 2003. As of June 30, 2007, we have an accumulated deficit of $4,043,401 primarily as a result of our start up expenses. We may never realize sufficient revenues from the sale of our products or be profitable. Each of the following factors, among others, may influence the timing and extent of our profitability, if any:

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2007, the Company issued 3,402,000 shares of common stock as payment for professional fees incurred for the period from October 1, 2006 to December 31, 2007, valued at $0.30 per share which management believes represents the fair value of the Company’s common stock when the services were completed. The excess in the par value is recorded in contributed surplus.

In February 2006, the Company issued 35,000 shares of common stock in exchange for professional fees incurred. The shares were valued at $0.75 per share which management believes represents the fair value of the Company’s share when the services were completed. The excess in the par value is recorded in contributed surplus.

In February 2007, the Company issued 210,000 shares of common stock to repay a Note Payable to an Officer of the Company. The shares were valued at $0.30 per share which management believes represents the fair value of the Company’s share when the Note Payable was repaid. The excess in the par value is recorded in contributed surplus.

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

DAIRY FRESH FARMS INC.

By	/s/ Robert Harrison
Robert Harrison
Chief Executive Officer

Date: August 14, 2007

By	/s/ Don Paterson
Don Paterson
Principal Accounting Officer

Date August 14, 2007