Form 10QSB
period 2007-09-30
Dairy Fresh Farms Inc.
filed 2007-11-14
CIK 1274001

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-111486

DAIRY FRESH FARMS INC.

(Name of small business issuer in its charter)

Nevada	98-0407549
(State or other jurisdiction of incorporation )	(I.R.S.Employer identification No.)

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

As of October 31, 2007, there were 23,003,549 shares of the registrant's common stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).   Yes ☐; No ☒

Part I. Financial Information		Page

Item 1.	Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements

(a)	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006

(b)	Unaudited Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2007 and 2006.

(c)	Unaudited Condensed Consolidated Balance Sheets as at September 30, 2007 and December 31, 2006.	5

(d)	Unaudited Notes to Condensed Consolidated Financial Statements.	6

Item 2.	Management's Discussion and Analysis or Plan of Operations	11

Item 3.	Controls and Procedures	15

Part II. Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

PART I FINANCIAL INFORMATION

General

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ deficit in conformity with generally accepted accounting principles in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.

Dairy Fresh Farms Inc.
Condensed Consolidated Statements of Operations
Expressed in U.S. Dollars (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	$	$	$	$
Operating expenses
Freight and product costs	331	-	13,692	1,234
Advertising	(494)	834	6,628	17,617
Depreciation of property and equipment	948	1,029	2,715	3,058
Interest and bank charges, net	2,400	1,845	13,034	7,850
Management fees	85,569	87,302	244,875	272,602
Office	737	3,882	6,265	8,076
Investor relations	250,721	-	732,482	-

Professional fees	16,538	63,159	68,177	148,744
Rent	4,536	4,267	12,982	12,584
Telecommunications	3,219	3,044	10,724	11,213
Travel	6,351	38,462	30,971	84,965
	370,856	203,824	1,142,545	567,943
Net loss	(370,856)	(203,824)	(1,142,545)	(567,943)
Other comprehensive loss
Foreign currency translation adjustment	(22,504)	(3,208)	(81,251)	(35,955)

Comprehensive loss	(393,360)	(207,032)	(1,223,796)	(603,898)

Net loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.04)

Weighted average common shares outstanding	23,003,549	15,681,782	22,487,549	15,674,195

 The accompanying notes are an integral part of the condensed consolidated financial statements.

Dairy Fresh Farms Inc.
Condensed Consolidated Statements of Cash Flows
Expressed in U.S. Dollars (Unaudited)

	Nine months ended September 30
	2007	2006
	$	$
OPERATING ACTIVITIES
Net income (loss)	(1,142,545)	(567,943)
Adjustments to reconcile net income (loss) to net cash provide by (used in) operating activities

Depreciation and amortization	2,715	3,058
Issuance of common stocks in exchange for services	1,020,600	26,250
Changes in working capital items
Accounts receivable	24,923	(17,955)
Prepaid expenses	(261,348)	(58,616)
Accounts payable and accrued liabilities	(70,620)	(48,399)
Management contracts payable	78,590	226,484
Cash flows used in operating activities	(347,685)	(437,121)

INVESTING ACTIVITIES
Purchase of property and equipment	-	-
Cash flows used in investing activities	-	-

FINANCING ACTIVITIES
Issuance of convertible debt	-	923,356
Proceeds from notes payable	-	88,637
Cash flows provided by financing activities	-	1,011,993
Effect of changes in exchange rates on cash	5,741	5,866
Net increase (decrease) in cash	(341,944)	580,738
Cash, beginning of period	375,858	12,976
Cash, end of period	33,914	593,714

NON-CASH FINANCING ACTIVITIES:
Issuance of common stocks in repayment of note payable	$59,832	$-

 The accompanying notes are an integral part of the condensed consolidated financial statements.

 Dairy Fresh Farms Inc.
Condensed Consolidated Balance Sheets
Expressed in U.S. Dollars

	(Unaudited)	(Audited)
	September 30	December 31
	2007	2006
	$	$
Assets
Current assets
Cash	33,914	375,858
Accounts receivable	52,790	77,713
Prepaid expenses	261,735	387
	348,439	453,958

Property and equipment	8,228	9,593
	356,667	463,551

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	387,873	458,493
Management contracts payable (Notes 6)	292,500	213,910
Notes payable	30,157	85,815
	710,530	758,218

SHAREHOLDERS' DEFICIENCY
Common shares, $0.001 par value, voting, 75,000,000 authorized shares, 23,003,549 shares issued and outstanding as of September 30, 2007 and 19,391,549 shares as of December 31, 2006	9699	6087
Contributed surplus	4,233,707	3,153,719
Accumulated comprehensive loss	(183,013)	(101,762)
Deficit	(4,414,256)	(3,352,711)
	(353,863)	(294,667)
	356,667	463,551

 The accompanying notes are an integral part of the condensed consolidated financial statements.

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2007
Expressed in U.S. Dollars
(Unaudited)

1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dairy Fresh Farms Inc. (“Dairy Fresh” or the “Company”) and its subsidiaries have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the latest annual report on Form 10-KSB. These statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2006 and, in the opinion of management, include all adjustments considered necessary for a fair presentation of financial position, results of September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

On March 3, 2005, the company merged via a reverse takeover with Dairy Fresh Technologies Ltd. Dairy Fresh Technologies Ltd. was incorporated under the Canada Business Corporations Act on May 14, 2002 to develop and exploit a unique patented dairy process in Canada. This patent, "Dairy Fresh Farms™" produces monounsaturated-enhanced dairy products. Dairy Fresh Technologies Ltd. was also in the development stage until January 1, 2005.

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2007
Expressed in U.S. Dollars
(Unaudited)

LIQUIDITY

The Company has incurred a net loss of $370,856 and $1,142,545 during the three and nine months ended September 30, 2007. In addition, the Company generated negative cash flows from operations of $347,685 for the nine months ended September 30, 2007 and has generated negative cash flows from operations since inception.

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

In the longer term, the Company has to generate the levels of revenue which would result in cash surpluses, and it may need to continue to raise capital by selling additional equity or by obtaining credit facilities. No assurance can be given that any such financing will be available or that, if available, it can be obtained on terms favourable to the company.

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2007
Expressed in U.S. Dollars
(Unaudited)

3 - RELATED PARTY TRANSACTIONS
The Company entered into the following related party transactions. These transactions were concluded in the normal course of operations at the exchange amount, which is the amount established and accepted by the parties.

	Three months ended September 30, 2007 (Unaudited)	Three months ended September 30. 2006 (Unaudited)	Nine months ended September 30, 2007 (Unaudited)	Nine months ended September 30. 2006 (Unaudited)
				$
Expenses
Management fees (a)	85,569	87,302	244,875	272,602
Amounts due to and due from related parties			September 30, 2007	September 30, 2006
Amount due from companies under common control (b)			15,413	11,186
Notes payable to related parties (c)			30,157	26,862
Amount due to a company under common control (d)			7,840	6,982

(a) During the nine month periods ended September 30, 2007 and September 30, 2006, the Company incurred management services to four companies controlled by officers of the Company. The management fees payable are $292,500 as at September 30, 2007 and $700,966 as at September 30, 2006

(b) The Company paid legal expenses for Dairy One Technologies Limited and Purple Cow Investments Inc., companies under common control, during the year ended December 31, 2006 resulting in the above amount receivable from companies under common control. The legal fees paid during the three and nine months ended September 30, 2007 were $557.

(c) The Company issued $28,174 of 5% promissory notes to an officer of the Company during the year ended December 31, 2006. The notes are repayable when a major financing is completed.

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2007
Expressed in U.S. Dollars
(Unaudited)

(d) The Company incurred royalty expense to Dairy One Technologies Limited, a company under common control. The amount payable as at September 30, 2007 is $7,840 (September 30, 2006 - $6,705). The Company expensed $nil in the three and nine months ended September 30, 2007 and $nil in the three and nine months ended September 30, 2006, respectively.

4 - NOTES PAYABLE

Notes payable bear interest at 5%, unsecured and repayable when a major financing is completed.

5 - LOSS PER SHARE

For the purpose of the loss per share computation, the weighted average number of common shares outstanding has been used. Had the treasury stock method been applied to the unexercised share warrants, the effect on the loss per share would be anti-dilutive.

The total warrants outstanding at September 30, 2007 and September 30, 2006 were 2,935,078 and 2,220,792 respectively.

6 - SHAREHOLDERS’ EQUITY

In February 2007, the Company issued 3,402,000 common shares as payment for professional fees incurred for the period from October 1, 2006 to December 31, 2007, valued at $0.30 per share which represents the fair value of the Company’s share when the services were completed. The excess in the par value is recorded in contributed surplus.

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2007
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

8 -COMPREHENSIVE LOSS

Comprehensive loss includes changes in the balances of items that are reported directly in a separate component of shareholders’ equity in the Company’s unaudited condensed consolidated balance sheets. The components of comprehensive loss are as follows:

	Nine months ended September 30, 2007 (Unaudited)	Nine months ended September 30, 2006 (Unaudited)
	$	$
Net loss as reported	(1,142,545)	(567,943)
Foreign currency translation adjustment	(81,251)	(35,955)
Comprehensive loss	(1,223,796)	(603,898)

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
September 30, 2007
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

BACKGROUND

The September 30, 2007 financials should be read in conjunction with September 30, 2006 financials. These condensed consolidated financial statements have been prepared using the generally accepted accounting principles in the United States of America on the same basis as the audited consolidated financial statements for the year ended December 31, 2006 and, in the opinion of management, include all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company.

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

The Company will launch an expanded product line and in Ultra High Temperature (UHT) form when planned financing as discussed under “Liquidity and Capital Resources” is completed. Consequently, there are no revenues in the three and nine months ended September30, 2007.

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

OPERATING EXPENSES

Advertising and product support

With the launch of the Company’s initial two products there was a marketing program established to support sales in the year ended December 31, 2005. The majority of the focus was on in-store demos. With the products off the shelves, there was little in the way of initiatives in the three and nine months ended September 30, 2007.

Management fees

Management fees for the nine months ended September 30, 2007 were approximately 11% lower than for the nine months ended September 30, 2006 with no changes to the management structure. Certain of the senior management team have reduced their compensation to preserve cash. Cash payment of management fees were suspended in the last quarter.

Investor Relations

Investor Relations in the three and nine month period ended September 30, 2007 include a significant investment for advisory services regarding a proposed financing transaction as well as preparation of corporate materials such as business plans and corporate presentations.

Travel

Travel costs for the nine months ended September 30, 2007 decreased 64% from the nine months ended September 30, 2007 due to the lack of product support requirements. Travel costs reflect senior management maintaining a presence for financing and business activity in Western Canada.

Off-Balance Sheet Arrangements

The Company did not engage in any off-balance sheet arrangements during the quarter.

Liquidity and Capital Resources

At September 30, 2007, we have an accumulated deficit of $4,414,256 and we expect to incur additional losses in the short term at least until such time, if ever, that our products are manufactured and marketed profitably. We have financed our operations since inception primarily through the private placements of equity and debt securities.

At September 30, 2007 we have $33,914 in cash. Net cash used in operating activities was $347,685 for the nine months ended September 30, 2007 compared to $437,121 for the nine months ended September 30, 2006.

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

On October 23, 2007, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Great Bear Explorations Inc., an Alberta, Canada corporation (“GBE”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement filed on Form 8-K, on October 24, 2007, will merge with and into our company (the “Merger”). The closing is anticipated to on or about November 15, 2007.

Also as a result of the Merger all of the outstanding shares of GBE common stock will be converted into the right to receive, on a pro rata basis, thirty million (30,000,000) shares of our common stock as set forth in the Merger Agreement. Consummation of the Merger is subject to customary closing conditions, including state regulatory filings and issuance of our common stock.

Great Bear Explorations Inc.

Great Bear Explorations Inc. is a Canadian oil and gas exploration business. This corporation has recently acquired a 35% interest in Peace East Energy Corp, which has joint venture and farm out agreements with the Tall Cree First Nation. The agreements provide for Peace East to participate in oil and gas activities on the First Nation Reserve lands (approximately 8,200 ha.) and to post and bid on other lands that have been extensively analyzed by the Peace East over the last 18 months. The “Peace East” area is located in Northern Western Alberta .

Risks Related to Our Company

We have not been profitable since our inception in 2003. As of September 30, 2007, we have an accumulated deficit of $4,414,256 primarily as a result of our start up expenses. We may never realize sufficient revenues from the sale of our products or be profitable. Each of the following factors, among others, may influence the timing and extent of our profitability, if any:

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures as of September 30, 2007 were not effective due to material weakness in our internal controls over financial reporting described below, and other factors related to the Company’s financial reporting processes and information technology security protocols.

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

Changes in Internal Controls

During the Quarter ended September 30, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

There are no material currently pending legal proceedings to which the Company is a party and, to the Company's knowledge, no proceedings are contemplated against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2007, the Company issued 3,402,000 common shares as payment for professional fees incurred for the period from October 1, 2006 to December 31, 2007, valued at $0.30 per share which represents the fair value of the Company’s share when the services were completed. The excess in the par value is recorded in contributed surplus. In February 2006, the Company issued 35,000 common shares in exchange for professional fees incurred. The shares were valued at $0.75 per share which represents the fair value of the Company’s share when the services were completed. The excess in the par value is recorded in contributed surplus.

In February 2007, the Company issued 210,000 common shares to repay a Note Payable to an Officer of the Company. The shares were valued at $0.30 per share which represents the fair value of the Company’s share when the Note Payable was repaid. The excess in the par value is recorded in contributed surplus.

Item 3.  Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended September 30, 2007.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of securities holders during the period ended September 30, 2007.

Item 5.  Other Information:

There is no information with respect to which information is not otherwise called for by this form.

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

DAIRY FRESH FARMS INC.

Date: November 14, 2007	By:	/s/ Robert Harrison
Robert Harrison Chief Executive Officer

Date: November 14, 2007	By:	/s/ Don Paterson
Don Paterson Principal Accounting Officer