Form 10KSB
period 2007-12-31
Dairy Fresh Farms Inc.
filed 2008-04-15
CIK 1274001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from [                   ] to [                   ]

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
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer's revenues for the year ended December 31, 2007 were $0.00.

The aggregate market value of the registrant’s common stock held by non-affiliates as of April 15, 2008 was approximately $4,817,901.

State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date: We are authorized to issue 75,000,000 shares of common stock, par value $.001 per share, of which 56,897,292 shares are issued as of April 15, 2008.

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

Our strong and experienced management team believes this process will provide the Dairy Industry with the products they need in today’s health conscious environment. We are in the business of branding “Dairy Fresh Farms™” and developing licensing agreements for the manufacture and distribution of its innovative dairy products. The Canadian Heart and Stroke Foundation’s has provided a “Health Check” of approval on “Dairy Fresh Farms™”

“Dairy Fresh Farms™” is a patented technology that produces monounsaturated-enhanced dairy products. This breakthrough technology transforms low fat dairy products into creamy great tasting healthy products. The US Government’s National Cholesterol Education Program (NCEP) Guidelines (May 15, 2001) recommended that up to 80% of total caloric intake through fat be consumed as monounsaturated fats to lower serum cholesterol.

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

The products

The following are a brief description of our products:

•	Regular Milk Beverage

•	Lactose Reduced Milk Beverage

•	Field Trials for Premium Ice Cream with Omega-3s

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

“Dairy Fresh Farms™” is Trans Fat Free - “Like saturated fat (the kind mainly found in dairy products and meat and poultry), trans fat has been shown to boost levels of the artery-clogging LDL- cholesterol or ‘bad’ cholesterol. And to make matters worse, trans fat also lowers the amount of the protective HDL-cholesterol (the ‘good’ cholesterol) in the blood - a double whammy that makes foods high in trans fat much more of a threat to heart health than those previously avoided by the cholesterol-conscious.” (Rosie Schwartz, dietitian, Jan. 2004, Ottawa Citizen).

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

Great Bear Explorations Inc.

On October 23, 2007, Dairy Fresh Farms, Inc. (the “Company”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Great Bear Explorations Inc., an Alberta, Canada corporation (“GBE”).

Great Bear Explorations Inc. is a Canadian oil and gas exploration business. This corporation has recently acquired a 35% interest in Peace East Energy Corp, which has joint venture and farm out agreements with the Tall Cree First Nation. The agreements provide for Peace East to participate in oil and gas activities on the First Nation Reserve lands (approximately 8,200 ha.) and to post and bid on other lands that have been extensively analyzed by the Peace East over the last 18 months. The “Peace East” area is located in Northern Western Alberta.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There were no submissions of matters to security holders in the fourth quarter of 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSIENSS ISSUER PURCASHES OF EQUITY SECURITIES

Dairy Fresh's common stock trades on the Over the Counter Bulletin Board under the stock symbol DYFR.OB. Until December 1, 2006, the Company’s common stock traded on the “pink sheets.” The high and low closing bid information for our common stock is based on information received from Bloomberg L.P., Pinksheets.com and Market Services, and a company market maker.

Quarter Ended	High	Low
December 31, 2005	$0.78	$0.78
Fiscal year 2006
March 31, 2006	$0.78	$0.78
June 30, 2006	$0.76	$0.58
September 30, 2006	$0.58	$0.25
December 31, 2006	$0.25	$0.07

Fiscal year 2007
March 31, 2007	$0.07	$0.07
June 30, 2007	$0.07	$0.07
September 30, 2007	$0.03	$0.03
December 31, 2007	$0.18	$0.18

The quotations set forth above reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions. The shares of common stock are being offered for sale by the selling stockholders at prices established on the "OTCBB” or, previously, “pink sheets" or in negotiated transactions during the term of this offering. These prices will fluctuate based on the demand for the shares.

As of December 31, 2007 there were approximately 149 holders of record of our common stock.

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

Recent sales of unregistered securities

As of December 31, 2006 we completed a Securities Purchase Agreement with accredited investors for the sale of $952,000 of our convertible debentures. The convertible debentures were converted to shares of our common stock at one share of common stock for each $.70 in debentures. The offer and sale of such securities were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our Company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act. For non-United States entities, we completed the offering pursuant to Rule 903 of Regulation S (i.e., Category 3) of the Securities Act. Each purchaser represented to us in the subscription agreement that he was a non-U.S. person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Each purchaser represented to us that he will resell such securities only in accordance with the provisions of Regulation S which prohibit sales to or for the benefit of a U.S. person, pursuant to registration under the Act, or pursuant to an available exemption from registration and agrees not to engage in hedging transactions with regard to such securities unless in compliance with the Act. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S which, among other things, precludes transfers except as provided above. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. Each subscription agreement precluded transfer except under the above conditions. No registration rights were granted to any of the purchasers.

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

On October 23, 2007, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Great Bear Explorations Inc., an Alberta, Canada corporation (“GBE”). Pursuant to the terms and conditions of the Merger Agreement, GBE merged with and into our company (the “Merger”).

Also as a result of the Merger all of the outstanding shares of GBE common stock were converted into the right to receive, on a pro rata basis, thirty million (30,000,000) shares of our common stock as set forth in the Merger Agreement.

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2007. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

The Company will launch an expanded product line and in Ultra High Temperature (UHT) form when planned financing as discussed under “Liquidity and Capital Resources” is completed. Consequently, there are no revenues in the three and twelve months ended December 31, 2007.

Dairy Fresh Farms is an all natural process resulting in a healthier milk based product which is low in cholesterol, trans fat free, lactose free, low in saturated fat, 99% fat free and has high levels of omega 6 and 3 and monounsaturated fat enhanced without compromising great taste.

The Company management realized that the opportunities in its current business is one that is evolving. A move to promote the brands as a licensing opportunity has been decided by management as the best course of action for the near term. The business model which originally included just the dairy side has also expanded into a new area. That being said interest for funding the original dairy business with a new focus on licensing is still high. The company is continuing to keep its trademarks and business associations current. These include the Ontario Dairy Council, Canadian Heart and Stroke Foundation “Health Check TM” and the its “Dairy Fresh Farms TM” plus “New Generation TM” and “Drink to your hearts content TM”.

The Company realizes that it has to look at different opportunities in order to expand on it’s current business plan and to provide for the long term success of the Company. After a considerable and lengthy overview of opportunities, management determined that it would be in the best interests of the Company and its shareholders to enter into an agreement to merge an operating entity into the Company.

On October 23, 2007, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Great Bear Explorations Inc., an Alberta, Canada corporation (“GBE”). Pursuant to the terms and conditions of the Merger Agreement, GBE merged with and into our company (the “Merger”).

Also as a result of the Merger all of the outstanding shares of GBE common stock were converted into the right to receive, on a pro rata basis, thirty million (30,000,000) shares of our common stock as set forth in the Merger Agreement.

Great Bear Explorations Inc. is a development stage Canadian company engaged in the oil and gas exploration industry. This corporation has acquired a 35% interest in Peace East Energy Corp, whose assets consists of primarily joint venture and farm out agreements in North Central Alberta Canada. These agreements provide for Peace East to participate in oil and gas activities on certain property (approximately 8,200 ha.) and to post and bid on other properties that have been extensively analyzed by the Peace East over the last 18 months. In addition Peace East has given Great Bear Exploration first right of refusal for the remaining 65%. The geographical areas of interests of these agreements are situated in the north central area of Alberta, Canada

Critical accounting policies and estimates

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

Assuming our funding is raised, we intend to focus our efforts over the next 12 months primarily on our business opportunities in Western Canada. If we are not able to raise additional funds on a timely basis, any progress with respect to our product and product lines will be limited and our potential revenues will be adversely affected.

In additions, management will be devoting time to expanding the operations of our newly acquired business, Great Bear Explorations

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

Liquidity and Capital Resources

At December 31, 2007, we have an accumulated deficit of $6,037,555 and we expect to incur additional losses in the short term at least until such time, if ever, that our products are manufactured and marketed profitably. We have financed our operations since inception primarily through the private placements of equity and debt securities.

At December 31, 2007 we have $299,665 in cash.

Assuming our funding is raised, we intend to focus our efforts over the next twelve months on creating and entering into marketing and sales agreements in the Canadian marketplace. In such event, if we are unable to raise additional funds on a timely basis or at all, any progress with respect to our products and, therefore, our potential revenues, would be adversely affected.

In the event that our plans change, our assumptions change or prove inaccurate, or if our existing cash resources, together with other funding resources including anticipated sales of our products, otherwise prove to be insufficient to fund our operations, we could be required to seek additional financing. We have no current arrangements with respect to sources of additional financing.

The auditors’ report on the Company’s consolidated financial statements as of December 31, 2007 states that the net loss incurred during the year ended December 31, 2007, the accumulated deficit as of that date, and the other factors described in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, raise substantial doubt about the Company’s ability to continue as a going concern. The auditors’ report on the Company’s financial statements for the year ended December 31, 2006 contained a similar statement. The consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

On October 23, 2007, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Great Bear Explorations Inc., an Alberta, Canada corporation (“GBE”). Pursuant to the terms and conditions of the Merger Agreement, GBE merged with and into our company (the “Merger”).

Also as a result of the Merger all of the outstanding shares of GBE common stock were converted into the right to receive, on a pro rata basis, thirty million (30,000,000) shares of our common stock as set forth in the Merger Agreement.

Great Bear Explorations Inc.

Great Bear Explorations Inc. is a development stage Canadian company engaged in the oil and gas exploration industry. This corporation has acquired a 35% interest in Peace East Energy Corp, whose assets consists of primarily joint venture and farm out agreements in North Central Alberta Canada. These agreements provide for Peace East to participate in oil and gas activities on certain property (approximately 8,200 ha.) and to post and bid on other properties that have been extensively analyzed by the Peace East over the last 18 months. In addition Peace East has given Great Bear Exploration first right of refusal for the remaining 65%. The geographical areas of interests of these agreements are situated in the north central area of Alberta, Canada

ITEM 7 FINANCIAL STATEMENTS

Dairy Fresh Farms Inc.

Consolidated Financial Statements

December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and shareholders of
Dairy Fresh Farms, Inc.

We have audited the accompanying consolidated balance sheets of Dairy Fresh Farms, Inc. as of December 31, 2007 and 2006 and the related statements of operations, changes in stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dairy Fresh Farms, Inc. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss of $1,839,183 and had no revenues during the year ended December 31, 2007. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida
April 10, 2008

DAIRY FRESH FARMS INC.
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS:
CURRENT ASSETS
Cash	$299,665	$375,858
Accounts receivable, net	-	1,106,533
Prepaid expenses and other current assets	458	34,440
Total current assets	300,123	1,516,831

Property, plant and equipment, net	7,325	9,593

TOTAL ASSETS	$307,448	$1,526,424

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

CURRENT LIABILITIES:
Cash overdraft	$-	$5
Accounts payable and accrued liabilities	243,636	507,293
Management contracts payable	357,788	213,910
Note payable	41,030	325,939
Loan payable from affiliates	1,284,857	1,623,554
Total current liabilities	1,927,311	2,670,701

TOTAL LIABILITIES	1,927,311	2,670,701

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
Common stock, $0.001 par value, 75,000,000 shares authorized,
56,897,292 issued and outstanding as of December 31, 2007	43,593	6,087
Additional paid-in-capital	4,686,501	3,153,719
Accumulated comprehensive loss	(312,402)	(105,712)
Accumulated deficit	(6,037,555)	(4,198,371)
TOTAL STOCKHOLDERS' DEFICIENCY	(1,619,863)	(1,144,277)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$307,448	$1,526,424

The accompanying notes are an integral part of these consolidated financial statements.

DAIRY FRESH FARMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
REVENUES:
Revenue	-	-
	-	-
OPERATING EXPENSES:
General and administrative expenses	1,706,604	1,166,386
Total operating expenses	1,706,604	1,166,386
OPERATING LOSS	(1,706,604)	(1,166,386)

OTHER (INCOME) AND EXPENSES
Interest expense	135,355	58,666
Gain from restructuring cost	(230,453)	-
Write off oil and gas agreement	227,677	598,198
Total other (income) expense	132,579	656,864

LOSS BEFORE TAXES	(1,839,183)	(1,823,250)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	-	-

NET LOSS	$(1,839,183)	$(1,823,250)

NET LOSS PER SHARE:
Basic and diluted:	$(0.05)	$(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted:	36,591,428	16,549,378

The accompanying notes are an integral part of these consolidated financial statements.

DAIRY FRESH FARMS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Stock		Additional Paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	Deficit	loss	Total
DECEMBER 31, 2005	15,620,792	$2,316	$1,541,895	$(2,375,122)	$(111,732)	$(942,643)

Common stock issued for services	2,365,113	2,365	675,580			677,945

Common stock issued on conversion of debentures	1,405,644	1,406	936,244	-		937,650

Cumulative translation adjustment					6,020	6,020

Net loss	-	-	-	(1,823,250)		(1,823,250)

DECEMBER 31, 2006	19,391,549	$6,087	$3,153,719	$(4,198,372)	$(105,712)	$(1,144,278)

Common stock issued for services	3,402,000	3,402	1,017,198	-		1,020,600

Common stock issued on conversion of management note	210,000	210	62,790	-		63,000

Common stock issued on conversion of notes payable	30,000,000	30,000	178,838	-		208,838

Common stock issued to investors	3,893,743	3,894	273,956	-		277,850

Cumulative translation adjustment	-	-	-	-	(206,690)	(206,690)

Net loss	-	-	-	(1,839,183)		$(1,839,183)

DECEMBER 31, 2007	56,897,292	$43,593	$4,686,501.00	$(6,037,555)	$(312,402)	$(1,619,863)

The accompanying notes are an integral part of these consolidated financial statements.

DAIRY FRESH FARMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,839,183)	$(1,823,250)
Adjustments to reconcile net loss to net cash
used in operating activities:
Issuance of stock as consideration for services	1,083,600	163,010
Issuance of stock in settlement of management fees payable		514,935
Conversion of notes payable to common stock	208,838
Depreciation and amortization	6,226	4,073
		-
Changes in operating assets and liablities:
Accounts receivable	1,106,533	(1,044,858)
Prepaid and other current assets	33,982	(26,374)
Accounts payable and accrued liabilities	(263,657)	(29,533)
Management contracts payable	143,878	(286,794)
Net cash provided by (used) in operating activities	480,217	(2,528,791)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(3,957)	-
Net cash used in investing activities	(3,957)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	-	5
Proceeds from convertible debt	-	952,120
Proceeds from investor	277,850	-
Proceeds (repayment) of notes payable	(284,909)	325,939
Advances received from affiliates, net of repayments	(338,697)	1,622,154
Net cash provided by (used in) financing activities	(345,756)	2,900,218

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH	(206,690)	(8,545)

INCREASE (DECREASE) IN CASH	(76,186)	362,882
CASH, BEGINNING OF YEAR	375,858	12,976
CASH, END OF YEAR	$299,672	$375,858

SUPPLEMENTAL CASH FLOW INFORMATION:
	2007	2006

Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Dairy Fresh Farms Inc.
Notes to Consolidated Financial Statements
December 31, 2007
Expressed in U.S. Dollars

1 - GOVERNING STATUTES AND NATURE OF OPERATIONS

Dairy Fresh Farms Inc. (“the Company”) was incorporated under the name of Northwest Horizon Corporation in the State of Nevada, United States of America on February 5, 2003. The name was changed to Dairy Fresh Farms Inc. on August 11, 2005. The Company includes the following subsidiaries.

Dairy Fresh Technologies, Ltd.

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

As shown in the consolidated financial statements, for the year ended December 31, 2007 the company incurred a net loss of $1,839,183 ($1,823,250 in 2006) and until January 2005 had no revenues. The future of the company is dependant upon its ability to obtain financing, resume operations and achieve profitability. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of and classification of liabilities that might be necessary in the event that the Company cannot continue in existence.

The management of the Company is actively seeking new financing and has reduced expenses in order to preserve cash reserves.

Dairy Fresh Farms Inc.
Notes to Consolidated Financial Statements
December 31, 2007
Expressed in U.S. Dollars

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

Revenue Recognition

The Company also recorded its revenues in accordance with Staff Accounting Bulletin (SAB) 104 which requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the fee is fixed and determinable; and (iv) collectibility is reasonably assured. The Company recognized revenue when the product was shipped from the supplier.

Loss Per Share

The Company has presented the basic loss per share computed on the basis of the weighted average number of common shares outstanding during the year.

Advertising

The Company expenses advertising costs as they are incurred.

Allowance for Doubtful Accounts

Accounts receivable are shown net of any allowances for doubtful accounts. The Company determines its allowance for doubtful accounts by considering a number of factors, including the age of the receivable, discussions that may have occurred with the customer and management’s judgement as to the overall collectibility of the receivable from that customer. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts in the period of the recovery.

The Company determined that no allowance was necessary for the years ended December 31, 2007 and 2006.

Dairy Fresh Farms Inc.
Notes to Consolidated Financial Statements
December 31, 2007
Expressed in U.S. Dollars

Depreciation

Property and equipment are depreciated over their useful lives according to the following methods and annual rates:

	Method	Rate
Computer hardware	Declining balance	30%
Furniture and fixtures	Declining balance	20%
Leasehold improvements	Straight line	Shorter of useful life or remaining lease term

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

The translation of the Company’s financial statements from the functional currency to its reporting currency is performed as follows:

All assets and liabilities are translated into U.S. dollars at the rate of exchange at the balance sheet date. Revenues, expenses and cash flow amounts are translated at the weighted average exchange rates for the period. The resulting translation adjustments are included in comprehensive income (loss) as a component of the stockholders’ deficit.

Dairy Fresh Farms Inc.
Notes to Consolidated Financial Statements
December 31, 2007
Expressed in U.S. Dollars

Stock-based compensation

On September 6, 2006, the Company’s shareholders approved the adoption of a Stock Option Plan (hereafter referred to as the “Plan”) whereby 2,685,388 shares of common stock may be granted under this Plan. The Plan will be administered by the Board of Directors, who will determine the terms of the option agreements, the key employees and Directors to whom options are to be granted, the number of shares subject to each option the option price thereof. The per share option price of options granted under the Plan will not be less than the fair market value of the shares on the date the options are granted. The Plan also provides for the issuance of stock appreciation rights at the discretion of the Board of Directors and provides for the issuance of restricted stock awards at the discretion of the Board of Directors. Options will be granted for a term not greater than ten years from the date of grant.

The Company has adopted SFAS No. 123 (R) “Share-Based Payments” in accounting for the Plan. SFAS No. 123 (R) requires measurement of compensation cost for all stock-based awards at fair market value at the date of grant and recognition of compensation expense over the service period for awards expected to vest. The fair market value of stock options is determined using the Black Scholes valuation model. The expected dividend yield is based on historical dividend payouts, the expected volatility is based upon historical volatilities of the Company’s stock for a period approximating the expected life; the risk-free rate is based upon the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of the option; and the expected life represents the period of time the options are expected to be outstanding.

To date, no options have been granted under the Plan.

Oil & Gas Agreements, Leases and Licenses, net

Resource (oil and gas) agreements, comprising interests in oil and gas leases and/or licenses are stated at cost and amortized over the lease term Exploration and development costs are amortized on a straight-line basis over estimated useful lives using the straight-line method..

4 - ACQUISITION

On November 15, 2007, Dairy Fresh Farms, Inc. (the “Company”), closed the transaction underlying the Agreement and Plan of Merger (the “Merger Agreement”) with Great Bear Explorations Inc., an Alberta, Canada corporation (“GBE”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, GBE, will merge with and into the Company (the “Merger”). The Company has assumed all the assets of GBE and all the liabilities of GBE, as such existed immediately prior to the Merger.

Also as a result of the Merger, all of the outstanding shares of GBE common stock will be converted into the right to receive, on a pro rata basis, thirty million (30,000,000) shares of Company common stock as set forth in the Merger Agreement. Under the terms of the Merger Agreement at closing, the Company has issued, and the GBE stockholders have received, in a tax-free exchange, shares of the Company common stock such that the GBE stockholders will control greater then a majority of the issued and outstanding shares of the Company.

The Acquisition has been encountered for as a reverse acquisition.

Dairy Fresh Farms Inc.
Notes to Consolidated Financial Statements
December 31, 2007
Expressed in U.S. Dollars

5 - OIL & GAS AGREEMENTS and RELATED EXPLORATION AND DEVELOPMENT

As of December 31, 2007 and 2006, the Company’s Oil & Gas Agreements comprised the following:

•	Peace East Energy Corp : Agreements with Tallcree First Nation Energy Companies Tallcree Energy, Inc. And Netaskinan Energy, Inc.

•	Woodland Cree Energy Inc.: Farmout Agreement re: IOGC Permit in connection with the Woodland Cree First Nation Reserves 226, 227 and 228.

•	Woodland Cree Explorations Inc: Joint Venture Agreement to undertake certain Oil & Gas exploration and development, and related service activities within the Woodland Cree traditional territories.

Subsequent to year end both Woodland Cree agreements were terminated.

As of December 31, 2007 and 2006, the Company wrote off $227,677 and $598,198 respectively, of the capitalized oil & gas exploration expenses as the agreements were terminated

6 - ACCOUNTS RECEIVABLE

	2007	2006
	$	$
Refundable fees		1,072,010
Trade receivable	-	16,979
Due from companies under common control (Note 9)	-	8,896
Commodity taxes receivable	-	8,648
-		1,106,533

Accounts receivable also includes amounts refundable from agreements the Great Bear had entered into with Woodland Cree Energy Inc. and Woodland Cree Explorations Inc., which were terminated. $1,072,10 (Cdn$1.2 million) paid to Woodland Cree Explorations Inc. during the year ended December 31, 2006 in connection with joint venture activities, was refunded to the Company in March 2007. This amount has been included with Accounts Receivable as of December 31, 2006.

Dairy Fresh Farms Inc.
Notes to Consolidated Financial Statements
December 31, 2007
Expressed in U.S. Dollars

7 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31,

	2007
	Cost	Accumulated Depreciation	Net

	$	$	$
Leasehold improvements	10,796	9,717	1,079
Computer equipment	6,229	4,348	1,881
Furniture and fixtures	8,628	4,314	4,314
	25,653	18,379	7,274

	2006
	Cost	Accumulated Depreciation	Net
	$	$	$
Leasehold improvements	9,152	6,406	2,746
Computer equipment	5,280	3,003	2,277
Furniture and fixtures	7,314	2,744	4,570
	21,746	12,153	9,593

Depreciation expense for the years ended December 31, 2007 and 2006 was $ 6,226 and $4,073, respectively.

8 - NOTES PAYABLE

As of December 31, 2006 the Company has a notes payable balance of $325,939, of which $240,124 which was obtained on a Bridge Financing agreement with Lagasco Corporation. The interest on the note was 12% and the accrued interest expense as of December 31, 2006 was $12,474. This note was subsequently settled during 2007, which resulted in a gain to the Company.

Dairy Fresh Farms Inc.
Notes to Consolidated Financial Statements
December 31, 2007
Expressed in U.S. Dollars

9 - RELATED PARTY TRANSACTIONS

The Company entered into the following related party transactions. These transactions were concluded in the normal course of operations at the exchange amount, which is the amount established and accepted by the parties.

	2007	2006
	$	$
Expenses
Management fees (a)	307,205	350,883
Amounts due to and due from related parties
Amount due from companies under common control (b)	15,522	8,896
Amount due to companies under common control (c)	-	6,691

(a) During the years ended December 31, 2007 and December 31, 2006, the Company incurred management services to four companies controlled by officers of the Company. The management fees payable are $355,314 as at December 31, 2007 and $213,910 as at December 31, 2006.

(b) The Company paid legal expenses for a company under common control during the years ended December 31, 2007 and 2006 resulting in the above amount receivable from companies under common control.

(c) The Company incurred royalty expense to Dairy One Technologies Limited, a company under common control, in the amount of $Nil (2006 - $Nil).

(d) Related parties or other entities affiliated with Great Bear paid approx $600,000 and $1,600,000 in expenses relating to oil and gas properties and agreements that had been entered into. The balance of the loans payable to affiliates as of December 31, 2007 and 2006 was $1,284,857 and $1,623,554. The balance as of December 31, 2007 is net of the amounts paid in connection with the Peace East agreement of $1,019,400.

10 - CAPITAL STOCK

Authorized

75,000,000 Common shares

Issued and fully paid

	2007	2006
	$	$
56,897,292 Common Shares (19,391,549 in 2006)	43,593	6,087

(a) Prior to the reverse takeover transaction, Dairy fresh Farms Inc. implemented a reverse six for one share split.

Dairy Fresh Farms Inc.
Notes to Consolidated Financial Statements
December 31, 2007
Expressed in U.S. Dollars

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

(e) During the year ended December 31, 2007 certain consultants were paid by way of common shares rather than cash. There were 3,612,000 (2006- 526,000) common shares issued in these transactions for a total value of $1,083,600 (2006- $163,010). These were arm’s length transactions with unrelated parties.

(f) In connection with the merger on November 15, 2007, the Company acquired the net assets and merged with Great Bear. In accordance with the terms of the merger, all shares of Great Bear’s common stock will be converted into the right to receive, on a pro rata basis, thirty million (30,000,000) shares of Company. The transaction has been valued at the net assets acquired and has been recorded as an offset to additional paid in capital.

11 - INCOME TAXES

Income tax expense varies from the amount that would be computed by applying the basic federal and provincial income tax rates to loss before taxes as follows:

	Year ended December 31, 2007	Year ended December 31, 2006
Tax rate	36.12%	36.12%
	$	$
Expected Canadian Income Tax recovery	(664,431)	(658,558)
Change in valuation allowance for originating temporary differences and losses for carry forward	664,431	658,558
	-	-

The rate at which such amounts may be realized as disclosed as part of a deferred tax asset and related valuation allowance takes into account the enacted tax rate decreases over the expected period of realization.

Dairy Fresh Farms Inc.
Notes to Consolidated Financial Statements
December 31, 2007
Expressed in U.S. Dollars

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by income tax laws. The income tax effects of temporary differences that gave rise to significant portions of the decreased tax asset and deferred tax liability are as follows:

	December 31, 2007	December 31, 2006
	$	$
Losses available for carry forward	1,551,134	1,278,168
Valuation allowance	(1,551,134)	(1,278,168)
	-	-

The company has federal and provincial non-capital losses available to reduce income taxes in future years and expire as follows:
	Federal	Provincial
	$	$
2009	11,335	11,335
2010	232,430	232,430
2014	362,380	362,380
2015	1,387,550	1,387,550
2026	1,544,976	1,544,976
2027	755,721	755,721
	4,294,392	4,294,392

12 - LOSS PER SHARE

For the purpose of the loss per share calculation, the weighted average number of common shares outstanding has been used. Had the treasury stock method been applied to the unexercised share warrants, the effect on the loss per share would be anti-dilutive.

714,285 warrants were issued on October 30, 2006 at $0.75 per warrant and expire October 2008.

The total warrants at December 31, 2007 and 2006 were 714,285 and 2,220,792, respectively.

13 - FINANCIAL INSTRUMENTS

The fair value of the short-term financial assets and liabilities approximates their carrying amount given that they will mature shortly.

Dairy Fresh Farms Inc.
Notes to Consolidated Financial Statements
December 31, 2007
Expressed in U.S. Dollars

14 - NEW ACCOUNTING PRONOUNCEMENTS

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

This Interpretation is effective for fiscal years beginning after December 15, 2006, and earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The Company’s adoption of FIN 48 has not had an impact on its consolidated financial statements.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157,  ‘Fair Value Measurements’, which establishes a framework for measuring fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements issued for fiscal years beginning after November 15, 2007. The Company is evaluating the impact SFAS 157 will have on the consolidated financial statements.

SFAS No. 159

On February 15, 2007, the FASB issued SFAS No. 159, ’The Fair Value Option for Financial Assets and Financial Liabilities : Including an amendment of FASB N0. 115’ to reduce earnings volatility caused by related assets and liablities measured differently under GAAP. SFAS No. 159 allows all entities to make an irrevocable instrument-by-instrument election to measure eligible items at fair value in their entirety. In addition, unrealized gains and losses will be reported in earnings at each reporting date. SFAS No. 159 also establishes presentation and disclosure requirements that focus on providing information about the impact of electing the fair value option. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, concurrent with the adoption of SFAS No. 157. The Company does not anticipate that the adoption of SFAS No. 159 will have a significant impact on the consolidated financial position, results of operations or cash flows.

Dairy Fresh Farms Inc.
Notes to Consolidated Financial Statements
December 31, 2007
Expressed in U.S. Dollars

SFAS No 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that anoncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial statements.

SFAS No. 141(R)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)). This Statement replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer.

SFAS No. 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS No. 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the potential impact that the adoption of SFAS No. 141(R) could have on its consolidated financial statements.

Dairy Fresh Farms Inc.
Notes to Consolidated Financial Statements
December 31, 2007
Expressed in U.S. Dollars

SAB No. 110

On December 21, 2007 the SEC staff issued Staff Accounting Bulletin No. 110 (“SAB No. 110”), which, effective January 1, 2008, amends and replaces SAB No. 107, Share-Based Payment. SAB No.110 expresses the views of the SEC staff regarding the use of a "simplified" method in developing an estimate of expected term of "plain vanilla" share options in accordance with FASB Statement No. 123(R), Share-Based Payment. Under the "simplified" method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The use of the "simplified" method, which was first described in Staff Accounting Bulletin No. 107, was scheduled to expire on December 31, 2007. SAB No. 110 extends the use of the "simplified” method for "plain vanilla" awards in certain situations. The SEC staff does not expect the "simplified" method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The Company is currently evaluating the potential impact that the adoption of SAB No. 110 could have on its consolidated financial statements.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2007 or any interim period.

On May 1, 2007, Dairy Fresh Farms, Inc. (the “Company”) dismissed Raymond Chabot Grant Thornton LLP as its independent registered public accounting firm. Effective May 1, 2007, we engaged Jewett, Schwartz, Wolfe & Associates as our new independent registered public accounting firm. Our board of directors has approved the dismissal of Raymond Chabot Grant Thornton LLP and the appointment of Jewett, Schwartz, Wolfe & Associates as our new independent registered public accounting firm.

From the date of Raymond Chabot Grant Thornton LLP 's appointment on April 4, 2005, through the date of their dismissal on May 1, 2007, there were no disagreements between our company and Raymond Chabot Grant Thornton LLP on any matter listed under Item 304 Section (a)(1)(iv) A to E of Regulation S-B, including accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Raymond Chabot Grant Thornton LLP would have caused Raymond Chabot Grant Thornton LLP to make reference to the matter in its reports on our financial statements.

Item 8A. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures

Based upon an evaluation of the effectiveness of the Company’s disclosure controls and procedures performed by the Company’s management, with participation of the Company’s Chief Executive Officer, Chief Operating Officer, and its Chief Accounting Officer as of the end of the period covered by this report, the Company’s Chief Executive Officer, Chief Operating Officer, and its Chief Accounting Officer concluded that the Company’s disclosure controls and procedures have been effective in ensuring that material information relating to the Company, including its consolidated subsidiary, is made known to the certifying officers by others within the Company and the Bank during the period covered by this report.

As used herein, “disclosure controls and procedures” mean controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of the Chief Executive Officer, the Chief Operating Officer and the Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)	Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal controls or in other factors that occurred during the Company’s last fiscal quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our directors, executive officers and control persons their respective ages as of December 31, 2007 are as follows:

Name	Age	Position
Ian Morrice	49	Chief Executive Officer
Ron Evans, C.A	46	Chief Financial Officer, Director
Alan Soltis	53	Chief Operating Officer, Director

On November 16, 2007, Nicolas Matossian, Robert C. Harrison, Don Paterson resigned as members of the Board of Directors of the Company. To the knowledge of the Board of Directors, neither Nicolas Matossian, Robert C. Harrison nor Don Paterson had no disagreement with the Company on any matter related to the Company's operations, policies or practices. In addition, Robert C. Harrison resigned his position as President and Chief Executive Officer and Don Paterson resigned as Chief Financial Officer.

On December 4, 2007, Ian Morrice, the remaining member of the Board of Directors, appointed John Parry, Allen Soltis, Ron Evans, C.A., and David C. Hayes were appointed as members of the Board of Directors of the Company. In addition, Mr. Morrice has been appointed as the Chief Executive Officer, Mr. Evans has been appointed as the Chief Financial Officer, and Mr. Soltis has been appointed as the Chief Operating Officer

On March 26, 2008, the Board of Directors accepted the resignations of John Parry and David C. Hayes as members of the Board of Directors of the Company. To the knowledge of the Board of Directors, neither John Parry nor David C. Hayes had any disagreement with the Company on any matter related to the Company's operations, policies or practices.

On March 26, 2008, the Board of Directors reaffirmed Mr. Ian Morrice as the Chief Executive Officer, Ron Evans, C.A. as the Chief Financial Officer, and Alan Soltis as the Chief Operating Officer. At this time, no employment agreements have been executed and no compensation arrangements have been finalized.

Business Experience

All of our directors serve until their successors are elected and qualified by our shareholders, or until their earlier death, retirement, resignation or removal. The following is a brief description of the business experience of our executive officers, director and significant employees:

Ian Morrice, Chief Executive Officer

Mr. Morrice was appointed Executive Vice President of Dairy Fresh Technologies Ltd. on January 1, 2002 and recently was appointed as our Chief Executive Officer. Prior to this he was Founder, Chairman and CEO of Pritchard Morrice Inc., a private Company that specialized in Environmental and Site Construction (1982-1998). Mr. Morrice also founded Rare Earth Environmental (1991 to present) and is past Director of Palladium Foods Inc. (Corel Centre) and Hard Rock the Byward Market Inc. He is Co-Founder of the Ottawa Senators NHL Hockey Team. He is currently a member of the Farmers Federation of Ontario 1998 to present. His educational background includes B.A. Honours from Carleton University, Ottawa 1978-1982 in Urban Studies with postgraduate work in Resource Management, Remote Sensing and Cartography.

Ron Evans, C.A., Chief Financial Officer

Ron Evans has been the Chief Financial Officer of Great Bear Explorations Inc. since 2005 and is a member of the Board of Directors and Chief Financial Officer of Lotta Coal, Inc. since February, 2007. Mr. Evans is a member of the Board of Directors and Chief Financial Officer of Synergy Oil & Gas, Inc. from January 2005 to present. Mr. Evans was a chartered accountant and partner in a Vancouver-based insolvency and restructuring practice, Choo Manning, Inc. and D. Manning & Associates, Inc. from June 2001 through July 2007. Mr. Evans has more than 25 years professional and business experience in Canada and New Zealand, including receiverships, viability assessments, business restructuring and workouts, forensic accounting and due diligence. Mr. Evans has advised and/or been actively involved as a principal in numerous business startups and in restructuring activities over the last ten years, and in his professional capacity consults to institutions and shareholder groups both on formal appointments as Receiver (either by Court or Client appointment) and on viability and turnaround strategies for businesses in financial distress or with shareholder or other disputes that threaten the financial stability of the business.

Alan Soltis, Chief Operating Officer

Alan Soltis has been a director and Chief Operating Officer of Great Bear Explorations Inc since 2005. Mr. Soultis worked for Synergy from 2004 through the present. In addition, he worked as an independent Forestry Facility consultant from 1995 to 2005. He brings over 25 years of business experience, primarily in the area of negotiations with First Nations groups in British Columbia, Alberta and Saskatchewan, including the drafting of co-management agreements, and negotiations involving resource development and treaty issues. Mr. Soltis has worked on a large number projects involving different resources in the past, and was part of a team that explored and drilled natural gas wells in the Cummings and Viking Zones in the Grand Prairie area. He has been the team leader for consultants to oil companies in negotiations for land rights and acquisition, and has successfully acquired for such companies over 300,000 ha of land for exploration.

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

ITEM 10. Executive Compensation

Summary Compensation Table

The following table sets forth for the years ended December 31, 2007 and 2006 the compensation awarded to, paid to, or earned by, our Chief Executive Officer and our three other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000. No other officer had compensation of $100,000 or more for the years ended December 31, 2006 and 2006.

	Annual Compensation			Long Term Compensation
				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award (s)	Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compen-sation
Robert C. Harrison	2007	$100,000	-	-	-	-	-	-
Past CEO*	2006	$100,000

Ian C. Morrice	2007	$100,000	-	-	-	-	-	-
CEO Executive VP*	2006	$100,000

* Compensation is earned through management agreements with the Company.

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

Outstanding Equity Awards At Fiscal Year-End Table

None.

Option Exercises And Stock Vested Table

None.

PENSION BENEFITS TABLE

None.

Nonqualified Deferred Compensation Table

None.

All Other Compensation Table

None.

Perquisites Table

None.

There are no existing or planned option/SAR grants.

Employment Agreements

The management agreement for Ian C. Morrice is for a period of three years and provides for an annual salary of $100,000 USD. In addition, Mr. Morrice will receive standard benefits and any bonus as determined by our Board of Directors. A new employment agreement is in front of the compensation committee and will be ratified at the next board meeting. The effective date of the new contract was January 1, 2007.

Stock Incentive Plan

2007 STOCK OPTION PLAN

The 2007 Stock Option Plan provides for the granting of (i) options to purchase Common Stock that qualify as “incentive stock options” (“Incentive Stock Options” or “ISOs”) within the meaning of Section 422 of the Internal Revenue Code (the “Code”), (ii) options to purchase Common Stock that do not qualify as Incentive Stock Options (“Nonqualified Options” or “NQSOs”) and (iii) restricted stock.  The total number of shares of Common Stock with respect to which awards may be granted under the 2007 Stock Option Plan shall be to 2,685,388 shares of common stock.

The 2007 Stock Option Plan is administered by a committee currently consisting of the Board of Directors (the "Committee"). The Committee is generally empowered to interpret the Stock Option Plan; to prescribe rules and regulations relating thereto; to determine the terms of the option agreements; to amend the option agreements with the consent of the optionee; to determine the key employees and directors to whom options are to be granted; and to determine the number of shares subject to each option and the exercise price thereof. The per share exercise price of options granted under the Stock Option Plan will be not less than 100% (110% for ISOs if the optionee owns more than 10% of the common stock) of the fair market value per share of common stock on the date the options are granted. The Stock Option also provides for the issuance of stock appreciation rights at the discretion of the Committee and provides for the issuance of restricted stock awards at the discretion of the Committee.

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

The Committee may grant Stock Appreciation Rights (SARs). A stock appreciation right generally permits a Participant who receives it to receive, upon exercise, shares of Common Stock equal in value to the excess of (a) the fair market value, on the date of exercise, of the shares of Common Stock with respect to which the SAR is being exercised, over (b) the exercise price of the SAR for such shares. The 2007 Stock Option Plan provides for the grant of SARs, either in tandem with options or on a freestanding basis. With respect to a tandem SAR, the exercise of the option (or the SAR) will result in the cancellation of the related SAR (or option) to the extent of the number of shares in respect of which such option or SAR has been exercised.

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

The 2007 Stock Option Plan may be amended, terminated or suspended by the Board at any time.  The 2007 Stock Option Plan will terminate not later than the ten-year anniversary of its effective date.  However, awards granted before the termination of the 2007 Stock Option Plan may extend beyond that date in accordance with their terms.

The Board of Directors of the Company believes that the 2007 Stock Option Plan reserves sufficient additional shares to provide for additional grants to employees in the near future in order to attract and retain such key personnel.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information known to us about the beneficial ownership of our common stock as of December 31, 2007 for: (1) each person, entity or group that is known by us to beneficially own five percent or more of our common stock; (2) each of our directors (and former directors, as applicable); (3) each of our named executive officers (and former officers, as applicable) as defined in Item 402(a)(2) of Regulation S-B; and (4) our directors and executive officers as a group. To the best of our knowledge, each stockholder identified below has voting and investment power with respect to all shares of common stock shown, unless community property laws or footnotes to this table are applicable.

Name of Shareholder	Number of Shares Owned		Percentage
Ian Morrice	1,576,810	(4)	8.1%
Ron Evans, C.A.	0		0%
Alan Soltis	0		0%
Nicolas Matossian	1,778,893	(1)	9.2%
Robert C. Harrison	1,208,222	(2)	6.6%
Don Paterson	1,666,147	(3)	8.6%
Dairy Technologies Inc.	2,416,666		12.5%
Total Shares Held by Directors, Officer, Control and or Affiliates	8,718,278		45.0%

(1)	Nicolas Matossian through an arms length trust and 935063 Alberta Ltd.

(2)	Robert C. Harrison is the controlling person of Robert C. Harrison Ltd, which holds 1,208,222 shares of the Company’s common stock.

(3)	Don Paterson through an arms length trust and Harley Ltd.

(4)	Ian Morrice through an arms length trust and Trumpeter Ltd.

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

ITEM 13. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger by and between Dairy Fresh Technologies Ltd., 6351492 CANADA INC. and Northwest Horizon Inc, dated February 28, 2005. (1)

2.1	Form of Agreement and Plan of Merger by and between Dairy Fresh Farms, Inc. and Great Bear Explorations Inc., dated October 23, 2007. (5)

3.1	Articles of Incorporation (2)

3.2	By-laws (2)

3.3	Stock Specimen (2)

14.1	Code of Ethics (4)

21	Subsidiaries (6)

31.1	Rule 13a-14(a)/15d- 14(a) Certifications of the Chief Executive Officer (5)

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer (5)

32.1	Section 1350 Certification of the Chief Executive Officer (5)

32.2	Section 1350 Certification of the Chief Financial Officer (5)

(1)	Incorporated by reference to the Form. 8-K filed with the Securities and Exchange Commission on March 7, 2005.

(2)	Incorporated by reference from Registration Statement on Form SB-2 filed on December 23, 2003.

(3)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on June 8, 2005.

(4)	Incorporated by reference to the Form. 10-KSB filed with the Securities and Exchange Commission on May 25, 2006.

(5)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on October 24, 2007.

(6)	Filed herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Raymond Chabot Grant Thornton LLP ("RCGT") has audited the Company's financial statements annually since December 31, 2004. Fees related to services performed by RCGT in 200 were as follows:

2006
Audit Fees (1)	$55,605
Audit-Related Fees	-0-
Tax Fees (2)	-0-
All Other Fees (3)	-0-
Total	$35,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

(2)	Tax fees principally included tax advice, tax planning and tax return preparation.

(3)	Other fees related to registration statement reviews and comments.

Effective May 1, 2007, we engaged Jewett, Schwartz, Wolfe & Associates as our new independent registered public accounting firm to audit the years ended December 31, 2006 and December 31, 2007. Fees related to services performed by Jewett, Schwartz, Wolfe & Associates in 2007 were as follows:

2007
Audit Fees (1)	$35,000
Audit-Related Fees	-0-
Tax Fees (2)	-0-
All Other Fees (3)	-0-
Total	$35,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

(2)	Tax fees principally included tax advice, tax planning and tax return preparation.

(3)	Other fees related to registration

Two members of the Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited consolidated financial statements of the Company contained in the Company's Annual Report on Form 10-KSB for the Company's 2007 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company's Annual Report on Form 10-KSB for its 2007 fiscal year for filing with the SEC.

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

Signatures

In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-KSB and authorized this annual report to be signed on its behalf by the undersigned, on the 15th day of April, 2008.

By:	/s/ Ian Morrice
Ian Morrice
CEO, Director

In accordance with the requirements of the Securities Act of 1933, this annual report was signed by the following persons in the capacities and on the dates stated:

Signatures	Title	Date

	Chief Executive Officer, Director	April 15, 2008
Ian Morrice

	Chief Financial Officer, Director	April 15, 2008
Ron Evans

	Chief Operating Officer, Director	April 15, 2008
Alan Soltis