Form 10-Q
period 2008-03-31
Dairy Fresh Farms Inc.
filed 2008-05-20
CIK 1274001

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-111486

DAIRY FRESH FARMS INC.

(Name of small business issuer in its charter)

Nevada	98-0407549
(State or other jurisdiction of incorporation )	(I.R.S.Employer identification No.)

413 Churchill Avenue N. Ottawa, Ontario, Canada K1Z 5C7

(Address of principal executive offices)

Tel: 613-724-2484

 (Issuer's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes   ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer  ☐         Accelerated filer  ☐    Non-Accelerated filer  ☐  Small Business Issuer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 20, 2008
Common stock, $0.001 par value	56,897,292

Part I. Financial Information

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

PART I FINANCIAL INFORMATION

General

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ deficit in conformity with generally accepted accounting principles in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.

DAIRY FRESH FARMS INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS:

CURRENT ASSETS
Cash	$14,786	$299,665
Prepaid expenses and other current assets	-	458
Total current assets	14,786	300,123

Property, plant and equipment, net	6,466	7,325

TOTAL ASSETS	$21,252	$307,448

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$307,933	$243,636
Management contracts payable	491,468	357,788
Note payable	39,158	41,030
Loan payable from affiliates	1,031,668	1,284,857
Total current liabilities	1,870,227	1,927,311

TOTAL LIABILITIES	1,870,227	1,927,311

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
Common stock, $0.001 par value, 75,000,000 shares authorized,
56,897,292 issued and outstanding as of March 31, 2008;
56,883,478 issued and outstanding as of December 31, 2007 respectively	43,593	43,593
Additional paid-in-capital	4,686,501	4,686,501
Accumulated comprehensive loss	(235,460)	(312,402)
Accumulated deficit	(6,343,609)	(6,037,555)
TOTAL STOCKHOLDERS' DEFICIENCY	(1,848,975)	(1,619,863)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$21,252	$307,448

The accompanying notes are an integral part of these consolidated financial statements.

DAIRY FRESH FARMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIOD ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

	2008	2007

REVENUES:
Revenue	$-	$-
	-	-
OPERATING EXPENSES:
General and administrative expenses	306,054	448,805
Total operating expenses	306,054	448,805

OPERATING LOSS	(306,054)	(448,805)

LOSS BEFORE TAXES	(306,054)	(448,805)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	-	-

NET LOSS	$(306,054)	$(448,805)

NET LOSS PER SHARE:
Basic and diluted:	$(0.01)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted:	56,883,478	15,658,748

The accompanying notes are an integral part of these consolidated financial statements.

DAIRY FRESH FARMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(306,054)	$(448,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock as consideration for services	-	1,012,017
Conversion of notes payable to common stock	-	59,978
Depreciation and amortization	859	855
Changes in operating assets and liablities:
Accounts receivable	-	(560)
Prepaid and other current assets	458	(668,127)
Accounts payable and accrued liabilities	140,884	(56,561)
Management contracts payable	133,680	(8,569)
Net cash used in operating activities	(30,173)	(109,772)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable	(1,872)	(59,978)
Repayment of advance to affiliates	(253,189)	-
Net cash provided by financing activities	(255,061)	(59,978)

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH	355	1,646

DECREASE IN CASH	(284,879)	(168,104)
CASH, BEGINNING OF YEAR	299,665	375,858
CASH, END OF YEAR	$14,786	$207,754

SUPPLEMENTAL CASH FLOW INFORMATION:
	2008	2007

Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Dairy Fresh Farms Inc.
Notes to Interim Consolidated Financial Statements
March 31, 2008
(Unaudited)

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

Great Bear Explorations Inc.

Great Bear Explorations Inc. is a Canadian oil and gas exploration business. This corporation has recently acquired a 35% interest in Peace East Energy Corp, which has joint venture and farm out agreements with the Tall Cree First Nation. The agreements provide for Peace East to participate in oil and gas activities on the First Nation Reserve lands (approximately 8,200 ha.) and to post and bid on other lands that have been extensively analyzed by the Peace East over the last 18 months. The “Peace East” area is located in Northern Western Alberta

Interim Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB Report for the fiscal year ended December 31, 2007.

2 - GOING CONCERN

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the interim consolidated financial statements for the period ended March 31, 2008, the company incurred a net loss of $156,054 for the three months period, and accumulated deficit of $ 6,193,609 since inception. The future of the company is dependant upon its ability to obtain financing, resume operations and achieve profitability. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of and classification of liabilities that might be necessary in the event that the Company cannot continue in existence.

The management of the Company is actively seeking new financing and has reduced expenses in order to preserve cash reserves.

Dairy Fresh Farms Inc.
Notes to Interim Consolidated Financial Statements
March 31, 2008
(Unaudited)

3 - ACCOUNTING POLICIES

Basis of Presentation

These interim financial statements have been prepared in U.S. dollars and in accordance with the generally accepted accounting principles in the United States of America.

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

Revenue Recognition

The Company also recorded its revenues in accordance with Staff Accounting Bulletin (SAB) 104 which requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the fee is fixed and determinable; and (iv) collectibility is reasonably assured. The Company recognized revenue when the product was shipped from the supplier .

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

Dairy Fresh Farms Inc.
Notes to Interim Consolidated Financial Statements
March 31, 2008
(Unaudited)

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

Dairy Fresh Farms Inc.
Notes to Interim Consolidated Financial Statements
March 31, 2008
(Unaudited)

Oil & Gas Agreements, Leases and Licenses, net

Resource (oil and gas) agreements, comprising interests in oil and gas leases and/or licenses are stated at cost and amortized over the lease term Exploration and development costs are amortized on a straight-line basis over estimated useful lives using the straight-line method..

4 - OIL & GAS AGREEMENTS and RELATED EXPLORATION AND DEVELOPMENT

As of March 31, 2008 and December 31, 2007, the Company’s Oil & Gas Agreements comprised the following:

Peace East Energy Corp: Agreements with Tallcree First Nation Energy Companies Tallcree Energy, Inc. And Netaskinan Energy, Inc.

5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
	December 31 2007
	Cost	Accumulated Depreciation	Net

	$	$	$
Leasehold improvements	10,796	9,717	1,079
Computer equipment	6,229	4,348	1,881
Furniture and fixtures	8,628	4,314	4,314
	25,653	18,379	7,274

	March 31 2008
	Cost	Accumulated Depreciation	Net
	$	$	$
Leasehold improvements	10,796	9,899	897
Computer equipment	6,229	4,530	1,699
Furniture and fixtures	8,628	4,758	3,870
	25,653	19,187	6,466

Depreciation expense for the periods ended March 31, 2008 and December 31, 2007 was $ 853 and $6,226, respectively.

Dairy Fresh Farms Inc.
Notes to Interim Consolidated Financial Statements
March 31, 2008
(Unaudited)

6 - RELATED PARTY TRANSACTIONS

The Company entered into the following related party transactions. These transactions were concluded in the normal course of operations at the exchange amount, which is the amount established and accepted by the parties.

(a) During the periods ended March 31, 2008 and December 31, 2007, the Company incurred management services to companies controlled by officers of the Company. The management fees payable are $225,000 and $355,314 as of March 31, 2008 and December 31, 2007.

(b) Related parties or other entities affiliated with Great Bear paid approx $200,000 and $600,000 in expenses relating to oil and gas properties and agreements that had been entered into. The net balance of the loans payable to affiliates as of March 31, 2008 and December 31, 2007 was $1,031,688 and $1284,857.

7 - CAPITAL STOCK

Authorized

75,000,000 Common shares

Issued and fully paid

	March 31, 2008	December 31, 2007
	$	$
56,897,292 Common Shares (56,897,292 in December 31, 2007)	43,593	43,593

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

Dairy Fresh Farms Inc.
Notes to Interim Consolidated Financial Statements
March 31, 2008
(Unaudited)

8- LOSS PER SHARE

For the purpose of the loss per share calculation, the weighted average number of common shares outstanding has been used. Had the treasury stock method been applied to the unexercised share warrants, the effect on the loss per share would be anti-dilutive.

714,285 warrants were issued on October 30, 2006 at $0.75 per warrant and expire October 2008.

The total warrants at March 31, 2008 and December 31, 2007 were 714,285 and 714,285, respectively.

10- FINANCIAL INSTRUMENTS

The fair value of the short-term financial assets and liabilities approximates their carrying amount given that they will mature shortly.

11 - NEW ACCOUNTING PRONOUNCEMENTS

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

SFAS No. 159

On February 15, 2007, the FASB issued SFAS No. 159, ’The Fair Value Option for Financial Assets and Financial Liabilities : Including an amendment of FASB N0. 115’ to reduce earnings volatility caused by related assets and liablities measured differently under GAAP. SFAS No. 159 allows all entities to make an irrevocable instrument-by-instrument election to measure eligible items at fair value in their entirety. In addition, unrealized gains and losses will be reported in earnings at each reporting date. SFAS No. 159 also establishes presentation and disclosure requirements that focus on providing information about the impact of electing the fair value option. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, concurrent with the adoption of SFAS No. 157. The Company does not anticipate that its adoption of SFAS No. 159 will have a significant impact on the consolidated financial position, results of operations or cash flows.

Dairy Fresh Farms Inc.
Notes to Interim Consolidated Financial Statements
March 31, 2008
(Unaudited)

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

Dairy Fresh Farms Inc.
Notes to Interim Consolidated Financial Statements
March 31, 2008
(Unaudited)

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets  under FASB 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operation contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10−Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth therein.

Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated condensed financial statements included herein. Further, this quarterly report on Form 10−Q should be read in conjunction with the Company’s consolidated financial statements and notes to consolidated financial statements included in its 2007 Annual Report on Form 10−KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

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

Liquidity and Capital Resources

At March 31, 2008, we have an accumulated deficit of $6,343,609 and we expect to incur additional losses in the short term at least until such time, if ever, that our products are manufactured and marketed profitably. We have financed our operations since inception primarily through the private placements of equity and debt securities.

At March 31, 2008, we have $14,786 in cash.

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

The auditors’ report on the Company’s consolidated financial statements as of December 31, 2007 states that the net loss incurred during the year ended December 31, 2007, the accumulated deficit as of that date, and the other factors described in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as well as the accumulated deficit as of March 31, 2008, and the other factors described in Note 2 to the consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

Great Bear Explorations Inc.

Great Bear Explorations Inc. is a development stage Canadian company engaged in the oil and gas exploration industry. This corporation has acquired a 35% interest in Peace East Energy Corp, whose assets consists of primarily joint venture and farm out agreements in North Central Alberta Canada. These agreements provide for Peace East to participate in oil and gas activities on certain property (approximately 8,200 ha.) and to post and bid on other properties that have been extensively analyzed by the Peace East over the last 18 months. In addition Peace East has given Great Bear Exploration first right of refusal for the remaining 65%. The geographical areas of interests of these agreements are situated in the north central area of Alberta, Canada

Additional Information

We file reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

  Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of March 31, 2008, our internal control over financial reporting was effective.

(b)  Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A - Risk Factors

We have updated the risk factors previously disclosed in Annual Report on Form 10–KSB for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on April 15, 2008 (the “Fiscal 2007 10–KSB”). We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2007 10–KSB except as disclosed below.

Our Common Stock Is Subject To Penny Stock Regulation

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stock", trading in the shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

The Liquidity Of Our Common Stock Is Seriously Limited And There Is A Limited Market For Our Common Stock

Our stock is currently being traded on the NASDAQ Over-The-Counter Bulletin Board, and the liquidity of our common stock is limited. The Bulletin Board is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system. Any broker/dealer that makes a market in our stock or other person that buys or sells our stock could have a significant influence over its price at any given time.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended March 31, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended March 31, 2008, except that the Company filed a preliminary information statement with the Securities and Exchange Commission on May 1, 2008.
(1)
Elect Ian Morrice, Allen Soltis and Ron Evans, C.A to the Company's Board of Directors to hold office until the next Company's Annual Meeting of Stockholders or until his successor is duly elected and qualified; and

(2)	Ratify that the name of the Company was changed to Great Bear Oil and Gas Inc. ; and

(3)
Ratified an amendment to the Articles of Incorporation to create of a preferred stock and authorized one hundred million (100,000,000) preferred shares, increase the number of authorized shares to four hundred million common shares, and effect a one for ten reverse stock split, each action to be effective as of the filing of an amendment to the Company’s Articles of Incorporation with the Nevada Secretary of State; and

(4)	Ratified the appointment of Jewett, Schwartz, Wolfe & Associates as the Company’s independent certified public accountant; and

(5)	Ratified the 2008 Stock option Plan.

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Ottawa, Canada.

DAIRY FRESH FARMS INC.

	By	/s/Ian Morrice
Ian Morrice
Chief Executive Officer

Date: May 20, 2008

	By	/s/ Ron Evans
Ron Evans
Principal Accounting Officer

Date May 20, 2008