Form 10-Q
period 2008-06-30
Dairy Fresh Farms Inc.
filed 2008-08-19
CIK 1274001

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-111486

DAIRY FRESH FARMS INC.

(Name of small business issuer in its charter)

Nevada	98-0407549
(State or other jurisdiction of incorporation )	(I.R.S.Employer identification No.)

413 Churchill Avenue N. Ottawa, Ontario, Canada K1Z 5C7

(Address of principal executive offices)

Tel: 613-724-2484

(Issuer's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes   ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer  ☐       Accelerated filer  ☐      Non–Accelerated filer  ☐  Small Business Issuer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 19, 2008
Common stock, $0.001 par value	56,883,478

Part I. Financial Information

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

PART I FINANCIAL INFORMATION

General

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ deficit in conformity with generally accepted accounting principles in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.

Dairy Fresh Farms Inc.
Condensed Consolidated Balance Sheets
Expressed in U.S. Dollars

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Assets
Current Assets
Cash	$3,883	$299,665
Accounts Receivable	-	-
Prepaid expenses	-	458
Loan Receivable – Others	196,078	-

	199,961	300,123

Property and equipment	5,987	7,325

	$205,948	$307,448

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$453,243	$243,636
Management contracts payable (Note 6)	344,097	357,788
Notes payable	80,465	41,030
Loan payable from affiliates	1,235,362	1,284,857

	2,113,167	1,927,311

SHAREHOLDERS’ DEFICIENCY
Common shares, $0.001 par value, voting, 150,000,000 authorized shares, 56,883,478 shares issued and outstanding as of June 30, 2008 and 56,633,478 shares as of December 31, 2007	43,593	43,593

Contributed surplus	4,686,501	4,686,501
Accumulated comprehensive loss	(242,662)	(312,402)
Deficit	(6,394,651)	(6,037,555)

	(1,907,219)	(1,619,863)

	$205,948	$307,448

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dairy Fresh Farms Inc.
Condensed Consolidated Statements of Operations
Expressed in U.S. Dollars

	Unaudited
	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	$	$	$	$

Operating Expenses
Freight and Product costs	-	1,288	-	13,361
Advertising	-	3,779	-	7,122
Depreciation of property and
Equipment	540	912	1,079	1,767
Interest and Bank Charges, Net	2,622	10,691	2,939	10,634
Management Fees	214,060	82,192	214,060	159,306
Office	11,421	2,481	13,364	5,528
Investor Relations	-	243,727	-	481,761
Professional Fees	35,107	4,864	78,287	51,639
Rent	847	4,358	2,793	8,446
Telecommunications	4,315	2,810	7,937	7,505
Travel	5,690	14,720	36,636	24,620

	274,602	371,822	357,095	771,689
Net Loss	(274,602)	(371,822)	(357,095)	(771,689)

Other comprehensive loss

Foreign currency translation Adjustment	(302)	23,455	(72)	(58,747)

Comprehensive Loss	(274,904)	(348,367)	(357,167)	(830,436)

Net loss per share, basic and diluted	$(0.01)	(0.02)	(0.01)	(0.03)

Weighted average common shares
Outstanding	56,883,478	23,003,549	56,883,478	22,225,273

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dairy Fresh Farms Inc.
Condensed Consolidated Statements of Cash Flows
Expressed in U.S. Dollars

	Six Months Ended June 30
	2008	2007

OPERATING ACTVITIES
Net loss	(357,095)	(771,689)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities

Depreciation and amortization	1,079	969
Issuance of common stocks in exchange for services	-	1,020,600

Changes in working capital items
Accounts Receivable	-	49,056
Prepaid Expenses	458	(425,457)
Accounts payable and accrued liabilities	209,607	(111,152)
Management contracts payable	(13,691)	(25,161)

	(159,642)	(262,834)

INVESTING ACTIVITIES
Purchase of property and equipment	-	-
Cash Flows used in investing activities	-	-

FINANCING ACTIVITIES
Loan Receivable – Others	(196,078)	-
Loan Payable from Affiliates	(49,495)	-
Issuance of convertible debt
Proceeds from notes payable	39,435	-
Repayment of notes payable	-	(57,641)
Cash flows provided by financing activities	(206,138)	(57,641)
Effect of changes in exchange rates on cash	69,998	16,602
Net increase in cash	(295,782)	(303,873)
Cash, beginning of period	299,665	375,858
Cash, end of period	3,883	71,985

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2008
Expressed in U.S. Dollars
(Unaudited)

1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dairy Fresh Farms Inc. (“Dairy Fresh” or the “Company”) and its subsidiaries have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the latest annual report on Form 10-KSB. These statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2007 and, in the opinion of management, include all adjustments considered necessary for a fair presentation of financial position, results of June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

2 – COMPANY BACKGROUND AND LIQUIDITY

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

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2008
Expressed in U.S. Dollars
(Unaudited)

LIQUIDITY

The Company has incurred a net loss of $274,602 and $357,095 during the three and six months ended June 30, 2008. In addition, the Company generated negative cash flows from operations of $159,642 for the six months ended June 30, 2008 and has generated negative cash flows from operations since inception.
The audit states that the net loss incurred during the year ended December 31, 2007, the accumulated deficit as of that date and the other factors described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 raise substantial doubt about the Company’s ability to continue as a going concern. The auditors’ report on the Company’s financial statements for the year ended December 31, 2006 contained a similar statement. The consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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
June 30, 2008
Expressed in U.S. Dollars
(Unaudited)

3 - RELATED PARTY TRANSACTIONS

The Company entered into the following related party transactions. These transactions were concluded in the normal course of operations at the exchange amount, which is the amount established and accepted by the parties.

	Three months ended June 30, 2008 (Unaudited)	Three months ended June 30. 2007 (Unaudited)	Six months ended June 30, 2008 (Unaudited)	Six months ended June 30. 2007 (Unaudited)

Expenses
Management fees (a)		82,192	214,060	159,306
Amounts due to and due from related parties
Amount due from companies under common control (b)			-
Notes payable to related parties (c)			80,465	25,983
Amount due to a company under common control (d)			-	6,754

(a) During the six month periods ended June 30, 2008 and June 30, 2007, the Company incurred management services to four companies controlled by officers of the Company. The management fees payable are $344,097 as at June 30, 2008 and $188,749 as at June 30, 2007

(b) The Company issued $41,030 of 5% promissory notes to an officer of the Company during the year ended December 31, 2007. The notes are repayable when a major financing is completed.

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2008
Expressed in U.S. Dollars
(Unaudited)

(d) The Company incurred royalty expense to Dairy One Technologies Limited, a company under common control. The amount payable as at June 30, 2008 is $NIL (June 30, 2007 - $6,754). The Company expensed $nil in the three and six months ended June 30, 2008 and $nil in the three and six months ended June 30, 2007, respectively.

4 – NOTES PAYABLE

Notes payable bear interest at 5%, unsecured and repayable when a major financing is completed.

5 – LOSS PER SHARE

For the purpose of the loss per share computation, the weighted average number of common shares outstanding has been used. Had the treasury stock method been applied to the unexercised share warrants, the effect on the loss per share would be anti-dilutive.

6 – COMPREHENSIVE LOSS

Comprehensive loss includes changes in the balances of items that are reported directly in a separate component of shareholders’ equity in the Company’s unaudited condensed consolidated balance sheets. The components of comprehensive loss are as follows:

	Three months ended June 30, 2008 (Unaudited)	Three months ended June 30, 2007 (Unaudited)	Six months ended June 30, 2008 (Unaudited	Six months ended June 30, 2007 (Unaudited
	$	$	$	$
Net loss as reported		(371,822)	(357,095)	(771,689)
Foreign currency translation adjustment		23,455	(72)	(58,747)
Comprehensive loss	-	(348,367)	(357,167)	(830,436)

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2008
Expressed in U.S. Dollars
(Unaudited)

7 - NEW ACCOUNTING PRONOUNCEMENTS

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion ( Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for us as of January 1, 2009 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2008
Expressed in U.S. Dollars
(Unaudited)

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS No.162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2008
Expressed in U.S. Dollars
(Unaudited)

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)). This Statement replaces the original SFAS No. 141. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

a.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.
b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.
c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 141(R) will have on its consolidated results of operations and financial condition.

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2008
Expressed in U.S. Dollars
(Unaudited)

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS No. 160). This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115” (SFAS No. 159), which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate its election of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and has been adopted by the Company in the first quarter of fiscal year 2008. The Company is unable at this time to determine the effect that its adoption of SFAS No. 157 will have on its consolidated results of operations and financial condition.

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

Great Bear Explorations Inc.

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

The original business model surrounding the Dairy Fresh Farms Intellectual Property has evolved with the merger with Great Bear Exploration. At the present time we have two distinct business groups within the company. As we move forward, we intend to see the role of the Dairy Business reduced in our overall plans with the option of selling off this section of the business using a third party arms length value assessor for the eventual sale. This will leave us with a business plan focused on the Oil and Gas business. For instance, we anticipate that on a moving forward basis our first plan of action within the old Dairy Fresh Business is to keep the value of the past work at its highest possible value, this would include all of the licensing agreements, trademarks, research and manufacturing contacts as well as suppliers of ingredients. On a moving forward basis we would look at several options. The first would be to sell off what we have achieved to date as a turn key opportunity. The second would be to just sell off the licensing to a manufacturer who wanted to expand their product line into the health food category. The number of employees in this area is one. The mandate that management has been working under is to keep the optimum value of the Dairy Fresh business intact while looking or accepting offers. To date we have not received any offers but have several interested parties doing due diligence.

On October 23, 2007, Dairy Fresh Farms, Inc., an Nevada company (the “Company”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Great Bear Explorations Inc., an Alberta, Canada corporation (“GBE”). Dairy Fresh Farms Inc. is the surviving entity. The Board of Directors has voted to change the operating name from Dairy Fresh Farms Inc. to Great Bear Oil and Gas, Inc. Management is proceeding with corporate and regulatory requirements to finalize this name change. For the remainder of this document we will refer to the new entity as Dairy Fresh/Great Bear)

Dairy Fresh/Great Bear is a Nevada Corporation with a Canadian oil and gas exploration business. This corporation has recently acquired a 35% interest in Peace East Energy Corp, which has joint venture and farm out agreements with the Tall Cree First Nation. The agreements provide for Peace East Energy Corp to participate in oil and gas activities on the Tall Cree Reserve lands (approximately 8,200 ha.) and to post and bid on other lands that have been extensively analyzed by the Peace East Energy Corp over the last 18 months. The “Peace East” area is located in North Central Alberta.
An extensive Business Plan is being developed for the Dairy Fresh/Great Bear side of the business.

The principals of Dairy Fresh/Great Bear have a historical relationship with several of the First Nations in British Columbia and Alberta based on past business activities in the forestry, mining and energy sectors during the past twenty years.

We share a key objective to create a sustainable economy for all concerned.

Opening these oil and gas properties to the world markets ensures that new funds will flow through to each individual band member ensuring long-term economic benefits.

Included in this plan is the task of providing comprehensive training for the individual Band Members in a wide range of career fields including but not limited to: construction estimating, pipeline construction, well site maintenance, environmental assessment and environmental reclamation as well as archeological site impact assessment.

Together we will add value to Albert’s skilled labor pool and enhance Northern Alberta’s regional economy.

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

RESULTS OF OPERATIONS

Fluctuations in operating results

Our results of operations have fluctuated significantly from period to period and are likely to continue to do so in the future. We anticipate that our annual results of operations will be impacted for the foreseeable future by several factors including the progress and timing of financing related to the ongoing development of our oil and gas properties.

Dairy Fresh/Great Bear is a development stage Nevada Company with Canadian interests. The Company has acquired a 35% interest in Peace East Energy Corp, whose assets consists of joint venture and farm out agreements with the Tall Cree First Nation in North Central Alberta, Canada. These agreements provide for Peace East Energy Corp., to participate in oil and gas activities on certain property (approximately 8,200 ha.) and to post and bid on other properties that have been extensively analyzed by Peace East Energy Corp over the past 18 months. In addition, the owners of Peace East Energy Corp. have given Dairy Fresh/Great Bear first right of refusal to acquire the remaining 65% of the Peace East Energy Corp.

Our partners the Tall Cree First nations are based and live on 5 widely spaced reserves which are like islands within a larger Tall Cree First Nations Traditional Land-use Area of approximately 6,000,000 acres. Our mandate at Dairy Fresh/Great Bear is to expand our land lease base to acquire up to 531 sections (339,840 acres or 531 square miles), of both on and off reserve property.

Management is looking to self fund the project in the short term with the eventual goal of utilizing a convertible debenture loan vehicle to raise additional capital for the Company. This will be specifically targeted on the four key areas of the Oil and Gas Business:
(i.) The first area is the acquisition of the remaining 65% of the Peace East Energy Corp., to ensure 100% ownership of the project moving forward, although not a critical need management believes it is desirable. If we cannot close the remaining 65% management would move to have a value associated with the remaining 65% so that this ownership issue does not come back once we go into full production with a huge cost overhang;
(ii.) The second funding requirement is to Post and pay for land acquisition. Our current Joint Venture agreements allow us to acquire up to 531 square miles (sections) of territory in our mandate. Without this property we would have no land to explore and drill on. In our agreements with the Tall Cree First Nation partners of North Central Alberta the ability to acquire up to 5% of the territory of Peace East lands which are the traditional hunting and gathering lands of the Tall Cree. The Company has a time limit of 3 years to acquire all of the property; however, management may if the price is advantageous move to purchase the entire package in years one and two. Geological promising locations have been identified by the Company to acquire over the past 18 months of analysis;
(iii.) The third area is again part of our mandate with the Tall Cree and that is to ensure we comply with and do preliminary environmental assessment work on potential seismic testing routes and shoot the first 15km of seismic in year one. It is important to understand that this is just the preliminary work and failure to meet these minimum targets will mean the loss of the agreement with the Tall Cree energy companies. Once through the first year we have additional requirements to purchase additional leases (200 square miles) and do more seismic (100km) and to start to drill wells at a pace of 21 per year;
(iv.) Over the next twelve months the operations budget, (office lease, travel, employees, telephone, insurance, audit/legal, compliance work etc.), is estimated at $950,000 USD. This does not include the costs associated with land acquisition, environmental work, seismic or test drilling.

In summary, we believe that Dairy Fresh/Great Bear represents a significant opportunity for our shareholders. The Peace East property is located in close proximity at its southern end to major pipelines and infrastructure including paved road, air fields and supplies.

Off-Balance Sheet Arrangements

The Company did not engage in any off-balance sheet arrangements during the quarter.

Liquidity and Capital Resources

At June 30, 2008, we have an accumulated deficit of $6,394,651 and we expect to incur additional losses in the short term at least until such time, if ever, that our products are manufactured and marketed profitably. We have financed our operations since inception primarily through the private placements of equity and debt securities.

At June 30, 2008, we have $3,883 in cash.

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

The auditors’ report on the Company’s consolidated financial statements as of December 31, 2007 states that the net loss incurred during the year ended December 31, 2007, the accumulated deficit as of that date, and the other factors described in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as well as the accumulated deficit as of June 30, 2008, and the other factors described in Note 2 to the consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

Additional Information

We file reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains a web site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of June 30, 2008, our internal control over financial reporting was effective.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended June 30, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended June 30, 2008.

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form, except that on August 18, 2008, the Board of Directors of Dairy Fresh Farms, Inc. appointed Ian Morrice, our Chief Executive Officer as interim Chief Financial Office of Dairy Fresh Farms, Inc.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Ottawa, Canada.

DAIRY FRESH FARMS INC.

	By	/s/Ian Morrice
Ian Morrice
Chief Executive Officer

Date: August 19, 2008

	By	/s/ Ian Morrice
Ian Morrice
Principal Accounting Officer

Date: August 19, 2008