Form 10-Q
period 2008-09-30
Dairy Fresh Farms Inc.
filed 2008-12-12
CIK 1274001

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  333-111486

DAIRY FRESH FARMS INC.

(Name of small business issuer in its charter)

Nevada	98-0407549
(State or other jurisdiction of incorporation )	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one): Yes ¨ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2008
Common stock, $0.001 par value	56,883,478

Part I.  Financial Information

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

PART I FINANCIAL INFORMATION

General

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ deficit in conformity with generally accepted accounting principles in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.

Dairy Fresh Farms Inc.
Condensed Consolidated Balance Sheets
Expressed in U.S. Dollars

	September 30,	December 31,
	2008	2007

Assets
Current Assets
Cash	374	299,665
Prepaid expenses	-	458
Loan Receivable – Others	188,697	-

	189,071	300,123

Property and equipment	5,254	7,325

	194,325	307,448

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	546,844	243,636
Management contracts payable (Note 6)	331,144	357,788
Notes payable	77,061	41,030
Loan payable from affiliates	1,142,692	1,284,857

	2,097,741	1,927,311

SHAREHOLDERS’ DEFICIENCY
Common shares, $0.001 par value, voting, 150,000,000 authorized shares, 56,883,478 shares issued and outstanding as of September 30, 2008 and 56,633,478 shares as of December 31, 2007	43,593	43,593

Contributed surplus	4,686,501	4,686,501
Accumulated comprehensive loss	(104,772)	(312,402)
Deficit	(6,528,738)	(6,037,555)

	(1,903,416)	(1,619,863)

	194,325	307,448

 The accompanying notes are an integral part of the condensed consolidated financial statements.

Dairy Fresh Farms Inc.
Condensed Consolidated Statements of Operations
Expressed in U.S. Dollars

	Unaudited
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	$	$	$	$

Operating Expenses
Freight and Product costs	-	331	-	13,692
Advertising	-	(494)	-	6,628
Depreciation of property and
Equipment	540	948	1,646	2,715
Interest and Bank Charges, Net	1,973	2,400	5,251	13,034
Management Fees	88,434	85,569	309,216	244,875
Office	30	737	3,000	6,265
Investor Relations	-	250,721	-	732,482
Professional Fees	20,375	16,538	109,764	68,177
Rent	3,101	4,536	6,051	12,982
Telecommunications	1,307	3,219	9,423	10,724
Travel	7,977	6,351	46,833	30,971
	123,737	370,856	491,184	1,142,545
Net Loss	(123,737)	(370,856)	(491,184)	(1,142,545)
Other comprehensive loss
Foreign currency translation Adjustment	(2,191)	(22,504)	(50,358)	(81,251)

Comprehensive Loss	(125,928)	(393,360)	(541,542)	(1,223,796)

Net loss per share, basic and diluted	$(0.02)	(0.02)	(0.01)	(0.05)

Weighted average common shares Outstanding	56,883,478	23,003,549	56,883,478	22,487,549

 The accompanying notes are an integral part of the condensed consolidated financial statements.

Dairy Fresh Farms Inc.
Condensed Consolidated Statements of Cash Flows
Expressed in U.S. Dollars

	Nine Months Ended September 30
	2008	2007

OPERATING ACTVITIES
Net Loss	(491,184)	(1,142,545)
Adjustments to reconcile net income (loss) to net cash
Provide by (used in) operating activities

Depreciation and amortization	1,646	2,715
Issuance of common stocks in exchange for services	-	1,020,600

Changes in working capital items
Accounts Receivable	-	24,923
Prepaid Expenses	458	(261,348)
Accounts payable and accrued liabilities	303,208	(70,620)
Management contracts payable	(26,644)	78,590

	(212,516)	(347,685)

INVESTING ACTIVITIES
Purchase of property and equipment	-	-
Cash Flows used in investing activities	-	-

FINANCING ACTIVITIES
Loan Receivable – Others	(188,697)	-
Loan Payable from Affiliates	(142,165)	-
Proceeds from notes payable	36,031	-
Cash flows provided by financing activities	(294,831)	-
Effect of changes in exchange rates on cash	208,056	5,741
Net increase in cash	(299,291)	(341,944)
Cash, beginning of period	299,665	375,858
Cash, end of period	374	33,914

 The accompanying notes are an integral part of the condensed consolidated financial statements.

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2008
Expressed in U.S. Dollars
(Unaudited)

1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dairy Fresh Farms Inc. (“Dairy Fresh” or the “Company”) and its subsidiaries have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the latest annual report on Form 10-KSB. These statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2007 and, in the opinion of management, include all adjustments considered necessary for a fair presentation of financial position, results of September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2008
Expressed in U.S. Dollars
(Unaudited)

LIQUIDITY

The Company has incurred a net loss of $123,727 and $491,184 during the three and nine months ended September 30, 2008. In addition, the Company generated negative cash flows from operations of $212,516 for the nine months endedSeptember 30, 2008 and has generated negative cash flows from operations since inception.

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
September 30, 2008
Expressed in U.S. Dollars
(Unaudited)

3 - RELATED PARTY TRANSACTIONS

The Company entered into the following related party transactions. These transactions were concluded in the normal course of operations at the exchange amount, which is the amount established and accepted by the parties.

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	ended	ended	ended	ended
	Sept.30,	Sept.30,	Sept.30,	Sept.30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Expenses
Management fees (a)	88,434	85,569	307,216	244,875

Amounts due to and due from related parties

Amount due from companies under Common control (b)	-	-	-	15,413
Notes payable to related parties (c)	-	-	77,061	30,157
Amount due to a company under Common control (d)	-	-	-	7,840

(a) During the nine moth periods ended September 30, 2008 and September 30, 2007, the Company incurred management services to four companies controlled by officers of the Company. The management fees payable are $331,144 as at September 30, 2008 and $292,500 as at September 30, 2007.

(b) The Company issued $41,030 of 5% promissory notes to an officer of the Company during the year ended December 31, 2007. The notes are repayable when a major financing is completed.

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2008
Expressed in U.S. Dollars
(Unaudited)

(d) The Company incurred royalty expense to Dairy One Technologies Limited, a company under common control. The amount payable as at September 30, 2008 is $NIL (September 30, 2007 - $7,840). The Company expensed $nil in the three and nine months ended September30, 2008 and $nil in the three and nine months ended June 30, 2007, respectively.

4 – NOTES PAYABLE

Notes payable bear interest at 5%, unsecured and repayable when a major financing is completed.

5 – LOSS PER SHARE

For the purpose of the loss per share computation, the weighted average number of common shares outstanding has been used.  Had the treasury stock method been applied to the unexercised share warrants, the effect on the loss per share would be anti-dilutive.

6 –COMPREHENSIVE LOSS

Comprehensive loss includes changes in the balances of items that are reported directly in a separate component of shareholders’ equity in the Company’s unaudited condensed consolidated balance sheets. The components of comprehensive loss are as follows:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Sept. 30, 2008	Sept.30, 2007	Sept. 30, 2008	Sept. 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Net Loss as reported	(123,737)	(370,856)	(491,184)	(1,142,545)
Foreign currency translation adjustment	(2,191)	(22,504)	(50,358)	(81,251)

Comprehensive loss	(125,928)	(393,360)	(541,542)	(1,223,796)

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2008
Expressed in U.S. Dollars
(Unaudited)

7 - NEW ACCOUNTING PRONOUNCEMENTS

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

In September 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No.03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) is Indexed to an entity’s Own Stock

In September 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5), EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That may Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for us as of January 1, 2009 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2008
Expressed in U.S. Dollars
(Unaudited)

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

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

Dairy Fresh Farms Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2008
Expressed in U.S. Dollars
(Unaudited)

Business Combinations

In December 2007, the FASB issued SFAS No. 141 “Business Combinations” (SFAS 141)). This Statement replaces the original SFAS No. 141. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141 (R) establishes principles and requirements for how the acquirer:

a.	Recognizes and measures in its financial statements the identifiable assets required, the liabilities assumed, and any noncontrolling interest in the acquire.

b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

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

Great Bear Explorations Inc.

The ongoing operations of Dairy Fresh Farms/Great Bear Exploration (DYFR) the operating company have continued to focus its efforts on the Oil and Gas side of the business in this most recent quarter ending September 30, 2008. Early stage discussions with Peace East Energy Corporation have continued regarding an operation role for DYFR on a going forward basis. The current turmoil in the financial markets is not expected to effect these discussions at this stage; however, management is keeping a close eye on developments as they may effect going forward business into 2009.

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

Liquidity and Capital Resources

At September 30, 2008, we have an accumulated deficit of $6,528,738 and we expect to incur additional losses in the short term at least until such time, if ever, that our products are manufactured and marketed profitably. We have financed our operations since inception primarily through the private placements of equity and debt securities.

At September 30, 2008, we have $374. in cash.

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

The auditors’ report on the Company’s consolidated financial statements as of December 31, 2007 states that the net loss incurred during the year ended December 31, 2007, the accumulated deficit as of that date, and the other factors described in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as well as the accumulated deficit as of September 30, 2008, and the other factors described in Note 2 to the consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of September 30, 2008, our internal control over financial reporting was effective.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended September 30, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended September 30, 2008.

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

DAIRY FRESH FARMS INC.

By	/s/Ian Morrice
Ian Morrice
Chief Executive Officer

Date: November 12, 2008

By	/s/ John Fairbairn CA
John Fairbairn CA

Principal Accounting Officer

Date: November 12, 2008